Form 10-Q
period 2005-06-30
TBS INTERNATIONAL LTD
filed 2005-08-12
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-51368

TBS INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0225954
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Commerce Building, Chancery Lane, Hamilton HM 12, Bermuda
(Address of principal executive offices)

(441) 295-9230
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     YES      NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES      NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 5, 2005, the registrant had outstanding 14,290,496 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2004	June 30, 2005
Assets
Current assets
Cash and cash equivalents	$21,674,204	$50,617,141
Charter hire receivable, net of allowance of $1,456,594 in 2004 and $1,064,346 in 2005	17,310,426	19,130,885
Claims receivable, net of allowance of $310,655 in 2004 and $0 in 2005	380,258	397,425
Due from agents	449,488	500,223
Other receivables	227,411	308,637
Inventories	3,387,629	4,398,422
Prepaid expenses	3,866,215	3,358,261
Advances to affiliates	1,495,474	289,130
Total current assets	48,791,105	79,000,124
Deposits for vessel purchases	7,499,000	1,550,000
Restricted cash		750,000
Vessels, net of accumulated depreciation of $24,463,462 in 2004 and $30,618,437 in 2005	100,366,040	212,098,970
Other fixed assets, net of accumulated amortization of $409,761 in 2004 and $560,247 in 2005	503,032	2,450,453
Goodwill		7,834,446
Total assets	$157,159,177	$303,683,993
Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$12,446,561	$25,171,377
Obligations under capital lease, current portion	4,731,574	4,269,590
Accounts payable	4,403,578	6,065,979
Accrued expenses	12,351,583	19,217,412
Voyages in progress	2,650,551	2,429,347
Advances from affiliates	2,641,485	3,332,871
Total current liabilities	39,225,332	60,486,576
Debt, long-term portion	26,064,647	62,412,853
Obligations under capital lease, net of current portion	29,909,953	26,085,767
Total liabilities	95,199,932	148,985,196
Commitments and Contingencies (Note 12)
Shareholders' equity
Common shares, Class A, $.004 par value, 1,500,000 shares authorized, issued and outstanding	6,000
Common shares, Class B, $.004 par value, 1,500,000 shares authorized, issued and outstanding	6,000
Common shares, Class C, $.004 par value, 6,000,000 shares authorized, 1,000,000 shares issued and outstanding	4,000
Convertible preference shares, $.004 per share, 1,500,000 shares authorized, 1,000,000 shares issued and outstanding	4,000
Common shares, New Class A, $.01 par value75,000,000 authorized, 14,127,016 shares issued and outstanding		141,270
Common shares, New Class B, $.01 par value 30,000,0000 authorized, 13,567,941 shares issued and outstanding		135,680
Warrants	800,000	20,747
Additional paid-in capital	24,357,936	87,818,994
Retained earnings	36,781,309	66,582,106
Total shareholders' equity	61,959,245	154,698,797
Total liabilities and shareholders' equity	$157,159,177	$303,683,993

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue
Voyage revenue	$38,965,741	$43,984,528	$69,271,647	$90,119,864
Time charter revenue	10,618,515	16,450,918	24,737,505	31,224,645
Other revenue	218,209	85,256	259,850	85,256
Total revenue	49,802,465	60,520,702	94,269,002	121,429,765
Operating expenses
Voyage	14,408,926	18,017,171	26,427,142	36,321,893
Vessel	17,688,083	16,484,292	32,262,482	36,183,231
Depreciation and amortization of vessels and other fixed assets	1,780,497	3,926,296	3,379,421	6,305,461
Management fees	1,016,686	1,299,180	1,987,687	2,565,756
General and administrative	1,813,258	5,007,805	3,922,385	6,470,483
Total operating expenses	36,707,450	44,734,744	67,979,117	87,846,824
Income from operations	13,095,015	15,785,958	26,289,885	33,582,941
Other (expenses) and income
Interest expense	(1,008,951)	(2,130,081)	(2,076,820)	(3,804,065)
Other income	11,476	101,562	17,370	171,921
Total other expenses, net	(997,475)	(2,028,519)	(2,059,450)	(3,632,144)
Net income	12,097,540	13,757,439	24,230,435	29,950,797
Amount allocated to participating preferred shareholders	4,032,513	3,090,377	4,910,132	7,291,456
Net income available for common shareholders	$8,065,027	$10,667,062	$19,320,303	$22,659,341
Earnings Per Share
Net income per common share
Basic	$0.79	$0.62	$1.90	$1.45
Diluted	$0.40	$0.52	$0.95	$1.11
Weighted average common shares outstanding
Basic	10,187,795	17,196,186	10,187,795	15,655,166
Diluted	20,385,775	20,555,062	20,385,775	20,470,887

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities
Net income	$24,230,435	$29,950,797
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,379,421	6,305,461
Stock issued to employees		1,069,000
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	1,786,660	(1,623,780)
Decrease (increase) in claims receivable	5,253	(17,167)
Decrease (increase) in due from agents	216,037	(50,735)
Decrease in other receivables	87,521	(1,767)
Increase in inventories	(1,838,499)	(1,010,793)
(Increase) decrease in prepaid expenses	(58,290)	514,494
Increase in accounts payable	46,382	1,510,852
Increase in accrued expenses	3,824,907	5,856,100
Increase (decrease) in voyages in progress	306,572	(221,204)
Decrease in advances from/to affiliates, net	698,954	232,912
Net cash provided by operating activities	32,685,353	42,514,170
Cash flows from investing activities
Vessels acquisition/capital improvement costs	(7,485,177)	(111,079,434)
Deposits for vessel purchases	(4,325,000)	(1,550,000)
Restricted cash for litigation		(750,000)
Payment for purchase of TBS Shipping Services Inc and Roymar Ship Management Inc., net of cash acquired of $801,594.		(6,698,406)
Net cash used in investing activities	(11,810,177)	(120,077,840)
Cash flows from financing activities
Dividends paid		(150,000)
Proceeds on sale of TBS International Limited shares owned by subsidiaries		795,336
Proceeds from issuance of shares in initial public offering and exercise of series A warrants, net of offering costs		61,074,419
Repayment of debt principal	(186,136)	(11,226,978)
Proceeds from debt		60,300,000
Proceeds from revolving debt facility		12,000,000
Repayment of revolving debt facility		(12,000,000)
Reduction of obligations under capital leases	(5,629,136)	(4,286,170)
Net cash (used in) provided by financing activities	(5,815,272)	106,506,607
Net increase in cash and cash equivalents	15,059,904	28,942,937
Cash and cash equivalents beginning of period	8,640,531	21,674,204
Cash and cash equivalents end of period	$23,700,435	$50,617,141
Supplemental cash flow information
Cash paid for interest	$2,104,792	$3,548,476

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Share		Preference Shares	Warrants		Additional Paid-n Capital	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2004	4,000,000	$16,000	$4,000	2,666,658	$800,000	$24,357,936	$36,781,309	$61,959,245
Conversion of preference shares to common shares	2,000,000	8,000	(4,000)			(4,000)
Additional shares issuable under anti-dilution provisions of warrant agreement				1,132,172
Redesignation and change in par value of common shares from $.004 to $.01	(3,600,000)
Stock Split	12,881,692	128,817				(128,817)
Change in number of shares issuable under warrants due to change in par value of common shares and stock split				4,488,305
Exercise of Series A warrants	5,413,265	54,133		(5,413,265)	(388,812)	388,812		54,133
Cancellation of Series A warrants				(1,687,590)	(121,212)	121,212
Cancellation of Series B & C warrants				(897,427)	(269,229)	269,229
Initial public offering	7,000,000	70,000				65,030,000		65,100,000
Stock offering costs						(4,079,714)		(4,079,714)
Stock issued to employees as payroll						1,069,000		1,069,000
Proceeds on sale of TBS International Limited shares owned by subsidiaries in connection with initial public offering						795,336		795,336
Net Income							29,950,797	29,950,797
Dividends paid							(150,000)	(150,000)
Balance at June 30, 2005	27,694,957	$276,950	—	288,853	$20,747	$87,818,994	$66,582,106	$154,698,797

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 1 — Basis of Presentation:

TBS International Limited (the "Company") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's filing on Form 8-K filed on July 29, 2005.

Note 2 — Initial Public Offering

On June 29, 2005, the Company completed its initial public offering. In this offering, the Company issued and sold 7,000,000 Class A common shares, par value $0.01 per share, for $10.00 per share. The proceeds to the Company, after underwriting fees but prior to deducting offering expenses, totaled $65,100,000. The amounts shown in the accompanying consolidated statement of shareholders' equity, as contributions to additional paid-in capital, represent payments received for the issuance of the shares in June 2005, in excess of their par value less offering expenses.

Note 3 — New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "  Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ("APB") No. 20 "  Accounting Changes", and SFAS No. 3 "  Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective June 30, 2005, the Company has adopted the provisions of FIN 47; the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Interest Entities". FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. Effective April 1, 2005, the Company has adopted the provisions of FIN 46(R), the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company currently follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would results in the same amount. The Company is currently evaluating the impact of SFAS 123R but does not expect that it will have a significant impact.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary assets", an amendment of APB No. 29, "Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the Company beginning July 1, 2005 and shall be applied prospectively. The effect of the adoption of SFAS 153 will be immaterial to the Company's consolidated results of operations, cash flows or financial position.

Note 4 — Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc.

In connection with its initial public offering, the Company acquired all of the outstanding shares of common stock of two of its affiliates: TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"). The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition. TBS Shipping Services provides the Company and its subsidiaries with vessel voyage operational management, commercial, chartering, agency and brokerage services. Roymar acts as technical ship manager for the Company and its subsidiaries. The Company purchased all the stock of TBS Shipping Services and Roymar for $6.7 million, which represents the purchase price of $7.5 million less net cash acquired of $0.8 million. The excess of the purchase price paid over the net book value of the acquired companies was $7,834,446 which was recorded as goodwill. Current assets and liabilities were recorded at fair market value. The fair market value of office equipment and furnishings approximates their carrying value. Pro forma information is not presented as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Description	TBS Shipping Services Inc.	Roymar Ship Management, Inc.	Total
Current Assets	$1,012,981	$200,222	$1,213,203
Equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,147,380	1,687,066	7,834,446
Total assets acquired	8,186,177	2,268,850	10,455,027
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,500,000	$2,000,000	$7,500,000

Note 5 — Inventories

Inventories consist of the following:

Description	December 31, 2004	June 30, 2005
Fuel	$2,378,790	$3,015,126
Lubricating Oil	514,360	877,288
Other	494,479	506,008
Totals	$3,387,629	$4,398,422

Note 6 — Vessels and Other Fixed Assets

The Company acquired six vessels during the three-months ended June 30, 2005, and ten vessels during the six months ended June 30, 2005, including exercising the purchase option under capital lease for the Rockaway Belle. The vessels acquired comprised the following:

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at time of acquisition
Chester Shipping Corp	Tamoyo Maiden	18-Jan-05	$8,000,000	12.0
Rector Shipping Corp	Siboney Belle	9-Feb-05	8,625,000	13.0
Albemarle Maritime Corp	Mohawk Princess	16-Feb-05	12,000,000	7.0
Hansen Shipping Corp	Ainu Princess	23-Feb-05	8,625,000	13.0
Vessel Acquisitions for the three months ended March 31, 2005			37,250,000

Bristol Maritime Corp	Tuscarora Belle	20-Apr-05	12,750,000	9.3
Hudson Maritime Corp	Chesapeake Belle	25-Apr-05	12,750,000	9.4
Glenwood Maritime Corp	Miami Maiden	26-Apr-05	12,240,000	9.4
Windsor Maritime Corp	Shinnecock Belle	7-Jun-05	15,300,000	10.0
Kensington Shipping Corp	Maya Princess	28-Jun-05	15,800,000	6.5
Vessel Acquisitions for the three months ended June 30, 2005			68,840,000
Vessel Acquisitions for the six months ended June 30, 2005			$106,090,000

On April 11, 2005 the Company exercised its purchase option under the capital lease to purchase the vessel Rockaway Belle for $2,512,150. The vessel was subsequently financed for $6,900,000 based on a market value of $10,500,000.

On April 22, 2005, the Company exercised its option to purchase the Comanche Belle for $3.6 million by giving the required five-month notice.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

On April 26, 2005, the Company placed a deposit on the vessel M.V. Arrow in the amount of $1,550,000, which is 10% percent of the $15,500,000 purchase price. The vessel which will be renamed the Biloxi Belle was delivered on July 12, 2005.

On July 6, 2005, the Company placed a deposit on the vessel M.V. Tronador in the amount of $1,375,000, which is 10% percent of the $13,750,000 purchase price. The vessel is expected to be delivered in August or early September 2005 and the purchase is expected to be funded with the proceeds of the initial public offering.

Depreciation and amortization of vessels and other assets was $1,780,497 and $3,379,421, respectively, for the three and six months ended June 30, 2004 and $3,926,296 and $6,305,461, respectively, for the three and six months ended June 30, 2005.

Note 7 — Financing

The Company's outstanding debt balances were as follows:

	Interest Rate at June 30, 2005	December 31, 2004	June 30, 2005
Series A, First Preferred Ship Mortgage Notes, 10% due 2005 to 2007	—	$3,887,439	$0
GMAC credit facility loan, expires June 18, 2009	6.789% and 6.811%	13,437,500	18,437,500
Merrill Lynch credit facility loan, expires September 1, 2009	7.654%	14,036,269	12,052,773
The Royal Bank of Scotland credit facility loan, expires March 23, 2010	4.95%	7,150,000	6,895,000
AIG credit facility loan, expires March 10, 2010	6.27% to 6.33%	—	42,398,957
Bank of America credit facility loan, expires June 10, 2010	6.200%	—	7,800,000
Debt balance		$38,511,208	$87,584,230

The repayment of debt over the next five years and thereafter is as follows:

2005 (July 1, 2005 – December 31, 2005)	$12,545,631
2006	24,196,705
2007	17,130,123
2008	15,368,885
2009	13,483,320
Thereafter	4,859,566
$87,584,230

Series A, First Preferred Ship Mortgage Notes

In connection with a settlement with bondholders made December 19, 2003, the Company agreed to provide additional compensation to the existing bondholders who accepted a discounted amount from the face of the debt providing certain earnings targets were exceeded. This agreement provided for payment of 25% of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (defined below) in excess of $19,000,000 in 2004 and $21,000,000 in 2005 to these existing bondholders pro rata. The total payment was capped at the bondholders pro rata (94.77%)

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

share of $4,102,500 or $3,887,439. Adjusted EBITDA was defined as EBITDA for the year, less EBITDA attributable to vessels purchased outright or treated as capitalized leases acquired after October 31, 2003. At December 31, 2004, there was an accrual of $3,887,431 recorded on the consolidated balance sheet. The amount was paid on June 30, 2005.

GMAC Credit Facility

The credit facility with GMAC was for the original amount of $22.5 million. The Company drew down $15.0 million in July 2004 to replenish the Company's working capital in connection with the acquisition of three vessels and $7.5 million in February 2005 in connection with the acquisition of an additional vessel. Interest on loans under the credit facility is at the "Adjusted 30-Day LIBOR," as defined in the loan agreement, plus 3.7% and is payable monthly in arrears. Payments of principal are due monthly over 60 months from the draw down date, with half of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels Mohegan Princess, Tayrona Princess, Tuckahoe Maiden and Taino Maiden and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and funded debt to earnings before interest, taxes, depreciation and amortization "EBITDA" ratios within defined limits. At June 30, 2005, the Company was in compliance with these covenants.

Merrill Lynch Credit Facility

The original amount of the credit facility with Merrill Lynch was $15.0 million. The Company drew down the full facility in August 2004, to replenish the Company's working capital in connection with the acquisition of two vessels. Interest is at 7.654% and is payable monthly. Payments of principal are due monthly over 60 months, from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. The credit facility is collateralized by the First Preferred Ship Mortgage Notes for the Iroquois Maiden and Manhattan Princess and assignment of freight revenue and insurance on such vessels. The credit facility requires that the Company maintain positive working capital.

The Royal Bank of Scotland Credit Facility

The credit facility with The Royal Bank of Scotland was for the original amount of $7.15 million. The Company drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle. Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly. Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown). A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010. The credit facility is collateralized by a First Preferred Ship Mortgage Notes on the vessel Wichita Belle and assignment of freight revenue and insurance. The credit facility requires that the Company maintain a monthly average of $1,500,000 on deposit with the bank.

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The Company drew down $23.5 million in March 2005 to replenish the Company's working capital in connection with the acquisition of four vessels and $ 21.5 million in April 2005 in connection with the acquisition of three vessels. Interest on loans under the credit facility is at the 90-Day LIBOR plus 3.15% and is payable monthly in arrears. Payments of principal are due monthly over 60 months, from the draw down date,

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels: Siboney Belle, Ainu Princess, Tamoyo Maiden, Mohawk Princess, Rockaway Belle, Tuscarora Belle and Miami Maiden and assignment of freight revenue and insurance of such vessels.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage, debt to EBITDA, EBITDA to debt service, debt to net worth ratios and working capital ratios within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At June 30, 2005, the Company was in compliance with these covenants.

Bank of America Credit Facility

The credit facility with Bank of America is for $25.0 million. The Company drew down $7.8 million in June 2005 for working capital use and the balance on July 21, 2005, to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle and Maya Princess. Interest on loans under the credit facility is at adjusted LIBOR plus 2.75% or the base rate, as defined in the agreement, plus 1.25% as selected by the Company at the time of the drawdown and is payable monthly in arrears. Payments of principal are due quarterly over 20 quarters, with 50% of the amount borrowed due over the first eight quarters, 40% over the next eight quarters and the balance payable over the remaining four quarters. The loan under the credit facility is collateralized by First Preferred Ship Mortgage on the vessels Chesapeake Belle, Shinnecock Belle and Maya Princess and assignment of freight revenue and insurance.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and debt to EBITDA ratios and net worth within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At June 30, 2005, the Company was in compliance with these covenants.

In addition, certain of the above credit facility agreements contain restrictive covenants which among other things, require minimum collateral coverage, restrict the payment of dividends and restrict leverage, investment and capital expenditures without consent of the lender. Certain agreements require mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below limits specified in the loan agreements.

Citibank Revolving Credit Facility

On June 14, 2005, two of the Company's subsidiaries, Newkirk Navigation Corp. and Frankfort Maritime Corp. entered into a $12.0 million revolving credit facility with Citibank, N.A., and, on June 17, 2005, borrowed an aggregate of $12.0 million on the facility. The term of the revolving credit facility commenced on June 17, 2005 (date of first borrowing), and will end on May 31, 2006. Outstanding borrowings under the revolving credit facility bear interest, at the borrower's option at the time of borrowing, (i) either at the higher of a floating base rate determined by Citibank and an average three-month certificate of deposit rate plus 0.5%, or (ii) at a rate equal to LIBOR plus 2.0%. The borrowers must pay a commitment fee of 0.25% on any amounts not drawn down under this facility. Interest on amounts outstanding under the revolving credit facility is payable every three months. Advances may be prepaid at any time without penalty and must be repaid in full no later than May 31, 2006. The Company and two of its subsidiaries are guarantors under this facility. The facility is collateralized by First Preferred Ship Mortgages on the vessels Dakota Belle and the Shawnee Princess. On June 30, 2005 the borrowing under the facility was repaid.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 8 — Equity Transactions:

Preference Shares

On June 29, 2005, in connection with the Company's initial public offering, the holders of the Company's convertible preference shares exercised their right to convert their 1,000,000 issued and outstanding convertible preference shares into 2,000,000 Class C common shares. Conversion of the preference shares into Class C common shares constituted payment in full of the preference shares.

Other Equity Transactions

On June 29, 2005, in connection with the Company's initial public offering, the Company consolidated its 1,500,000 old Class A, 1,500,000 old Class B and 3,000,000 old Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and redesignated the Company's outstanding old Class A (600,000 shares), old Class B (600,000 shares) and old Class C common (1,200,000 shares) shares as 2,400,000 new Class B common shares. Concurrent to the consolidation and redesignation of common shares, the Company issued 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding.

Warrants

At December 31, 2004, 1,769,231 Series A, 411,756 Series B and 485,671 Series C warrants were outstanding. The warrants were issued by the Company in connection with its emergence from bankruptcy, and were valued at $800,000 at the time of issuance. The fair value was established based upon a cash flow model as determined by a third-party appraiser, and accepted by the bondholders, the U.S. Bankruptcy Court and the Company. The warrant agreement includes an anti-dilution provision which adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions. The Series A warrants were exercisable if the first Preferred Ship Mortgage Notes were not paid in full by February 8, 2005, and, when exercised, would represent approximately 27% of the total outstanding shares of the Company on a fully diluted basis. The Series B warrants were exercisable if the preference shares were not paid in full by February 8, 2006, and, when exercised, would represent approximately 6% of the total outstanding common shares of the Company on a fully diluted basis. The Series C warrants were exercisable only if the exercise conditions of the Series A and Series B warrants were satisfied and, when exercised, would represent approximately 7% of the total outstanding common shares of the Company.

The first Preferred Ship Mortgage Notes were paid on June 29, 2005 (after February 8, 2005) and accordingly, the Series A warrants became exercisable. As noted above, in connection with the initial public offering, the holders of the Company's convertible preference shares exercised their right to convert the convertible preference shares into Class C Common shares. As the conversion of the preference shares constituted payment in full of the preference shares, the exercise condition for the Series B and Series C warrants became incapable of being met as of June 29, 2005. As a result of the anti-dilution provisions of the warrant agreement, following the conversion of all the outstanding preference shares into Class C common shares, the number of common shares issuable upon exercise of all outstanding Series A warrants increased from 1,769,231 to 2,167,539 Class C common shares. The issuance of 7,000,000 new Class A common shares in connection with the initial public offering further increased the number of shares issuable upon exercise of all outstanding Series A warrants from 2,167,539 to 2,901,403 Class C common shares. The number of shares issuable under the Series A warrants were 2,515,368 new Class A common shares and 4,874,357 new Class B common shares, after giving effect to the common share conversion described above in Note 8 — Equity Transactions — Other Equity Transactions.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

On June 29 2005, Series A warrants to purchase 2,125,392 Class C common shares, or 1,842606 new Class A and 3,576,590 new Class B common shares, held by certain existing shareholders, were exercised. In addition, in connection with the initial public offering, the 662,952 Series A warrants to purchase 574,434 new Class A and 1,113,155 new Class B common shares held by these shareholders were cancelled.

At June 30, 2005, there were outstanding exercisable warrants to purchase 98,328 new Class A and 190,544 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 9 — New Class A and New Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A and Class B. The Class A common shares and Class B common shares have identical rights to dividends and surplus, and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

The holders of Class A common shares can convert their Class A common shares into Class B common shares, and the holders of Class B common shares can convert their Class B common shares into Class A common shares at any time. Further, the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code or the Class A common shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Internal Revenue Code.

Note 10 — 2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. Under the incentive plan, in connection with its initial public offering, the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar Ship Management Inc. ("Roymar") and TBS Shipping Services Inc. ("TBS Shipping Services") and 4,500 restricted Class A common shares to its independent directors, all vesting one year after issuance. The aggregate value of restricted Class A common shares issued to the chief financial officer, employees and independent directors was approximately $2.1 million. The restricted share award to the chief financial officer will result in a charge to compensation expense and an increase in paid-in capital of $250,000 in each of the next four years. In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping Services prior to the offering, or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issue of the 106,900 Class A common shares to employees of Roymar and TBS Shipping Services. The share award to Roymar and TBS Shipping Services employees resulted in a one-time charge to compensation expense of $1.9 million and an increase to paid-in capital, which have been included in the consolidated financial statements for the six months ended June 30, 2005. Employees of Roymar and TBS Shipping Services have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period. The restricted share award to the independent directors will result in a charge to compensation expense and an increase in paid-in capital of $45,000.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 11 — Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerators:
Net income	$12,097,540	$13,757,439	$24,230,435	$29,950,797
Net income allocated to preference shares	4,032,513	3,090,377	4,910,132	7,291,456
Net income available for common shareholders (basic and diluted)	$8,065,027	$10,667,062	$19,320,303	$22,659,341
Denominators:
Basic-weighted average common shares outstanding	10,187,795	17,196,186	10,187,795	15,655,166

Restricted shares issued to employees	—	2,296	—	1,155

Dilutive effect of Series A, B & C warrants	10,197,980	3,356,580	10,197,980	4,814,566
Diluted-weighted average common shares and potential common shares outstanding	20,385,775	20,555,062	20,385,775	20,470,887
Income per common share:
Basic	$0.79	$0.62	$1.90	$1.45
Diluted	$0.40	$0.52	$0.95	$1.11

As described above in Note 8 — Equity Transactions — Preference Shares, the convertible preference shares were converted into Class C common shares on June 29, 2005 in connection with the initial public offering. Prior to conversion, each convertible preference share was convertible into two Class C common shares. If dividends were declared on the common shares, the preference shares would have been entitled to receive dividends based on the number of Class C common shares that the preference shares were convertible into. The basic earnings per share calculation reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in FAS 128, "Earnings Per Share". The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.

During the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005 the convertible preference shares, which were amended on March 30, 2004 to permit conversion to common shares, would have added 5,093,898, 4,981,944, 2,589,163 and 5,037,611 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

Effective June 29, 2005, the closing date of the Company's initial public offering, the Company adopted new corporate Bye-laws which resulted in the consolidation and redesignation of shares. The Company redesignated its 1,500,000 Class A, 1,500,000 Class B and 3,000,000 Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and consolidated the Company's outstanding old Class A, Class B and Class C common shares as 2,400,000 new Class B common shares. Concurrently it issued approximately 2.167 new Class A common shares and 3.20

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

additional new Class B common shares for each new Class B share outstanding following the consolidation. The change in common shares have been retroactively adjusted for all financial statements presented for the purpose of calculating basic and diluted earnings per share.

The Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares described above and additional shares that are exercisable pursuant to the warrant agreement. The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005 because they are issuable for nominal consideration upon exercise of the warrants. Dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.

On June 29, 2005, certain shareholders who also held Series A warrants exercised their warrants to purchase 5,413,265 common shares; concurrently they cancelled Series A warrants to purchase 1,687,589 shares. At June 30, 2005 exercisable warrants were outstanding to purchase 98,328 new Class A and 190,544 new Class B common shares, that were held by parties not affiliated with our existing shareholders. On June 29, 2005, 100,000 and 4,500 restricted Class A common shares were issued to an officer and to outside directors, respectively.

Note 12 — Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon renamed Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. The Company, through its subsidiary, had an associated vessel that is owned by the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, placed $750,000 as counter-security to provide for estimated arbitration/litigation, among other costs. English legal counsel, who is pursuing the Company's claim for damages, has advised the Company that the counter claim is improper and is seeking a reduction in the amount of the counter-security.

The Company is periodically a defendant in cases involving personal injury and other matters which arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Note 13 — Business Segment

The Company is managed as a single business unit that provides worldwide ocean transportation of dry cargo service to its customers through the use of owned and chartered vessels. The vessels are operated as one fleet and when making resource allocation decisions, our chief operating decision maker evaluates voyage profitability data, which considers vessel type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual vessel basis. The Company's objective in making resource allocation decisions is to maximize its consolidated financial results, not the individual results of the respective vessels or routes.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Revenue generated from voyage and time charters are:

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004	2005
Voyage revenue	$38,965,741	$43,984,528	$69,271,647	$90,119,864
Time charter revenue	10,618,515	16,450,918	24,737,505	31,224,645
Other revenue	218,209	85,256	259,850	85,256
Total revenue	$49,802,465	$60,520,702	$94,269,002	$121,429,765

The Company transports cargo around the world, including the U.S. and foreign countries. The amount of voyage revenue generated in foreign countries is $33.6 million and $40.0 million for the three months ended June 30, 2004 and 2005 and $60.0 million and $82.4 million for the six months ended June 30, 2004 and 2005, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2004	2005	2004	2005
Brazil	$11,348,202	$12,826,754	$17,764,885	$27,213,915
Japan	5,446,966	8,154,774	9,430,798	14,348,250
Chile	3,917,809	5,202,679	8,510,436	11,205,549
China	1,180,013	2,385,333	3,071,280	6,235,516
Venezuela	795,901	1,578,616	4,404,465	4,188,674
United Arab Emirates	3,143,816	132,944	4,211,308	132,944
Peru	1,519,951	4,707,108	3,492,151	8,982,876
Korea	1,420,553	1,706,873	2,669,253	3,297,500
Others	4,805,265	3,239,591	6,418,589	6,809,564
	$33,578,476	$39,934,672	$59,973,165	$82,414,788

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the U.S. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 10.8% and 12.1% of charter hire receivables at December 31, 2004 and June 30, 2005, respectively. One customer accounted for 7.8% and 10.2% of voyage and time charter revenue for three months ended June 30, 2004 and 2005, respectively. One customer accounted for 8.8% and 13.6% of voyage and time charter revenue for the six months ended June 30, 2004 and 2005, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only our management's current expectations. They are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "anticipates," "believes," "estimates," "expects," "future," "intends," "plans" and similar terms.

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this prospectus and other unforeseen risks. You should not rely on any forward-looking statements.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. We offer our services globally in more than ten countries to over 300 customers through a network of affiliated service companies.

Our financial results are largely driven by the following factors:

•	macroeconomic conditions in the geographic regions where we operate;

•	general economic conditions in the industries in which our customers operate;

•	changes in our freight and sub-time charter rates — rates we charge for vessels we charter out — and, in periods when our voyage and vessel expenses increase, our ability to raise our rates to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and

•	the extent to which we can control our fixed and variable costs, including those for port charges, stevedore and other cargo-related expenses, and fuel and commission expenses.

We completed our initial public offering on June 29, 2005. Our historical consolidated financial statements show our results of operations as a private company. After completion of the offering, we became a public company and we estimate that the incremental costs of complying with our new public company reporting obligations will be approximately $2.0 million per year.

Recent Events

On August 1, 2005, the underwriters of the public offering exercised their option to purchase from selling shareholders 352,500 shares at a per share price of $10.00 less the underwriting discount. No proceeds were received by the Company.

On July 28, 2005, the Company announced that it would reallocate its basic earnings per share in its financial statements for fiscal 2004 and for the first quarter of 2004 and 2005 between its convertible preference and common shares and adjust the number of fully diluted shares used in the computation of its historical earnings per share for fiscal 2004 and for the first quarter of 2004 and 2005. The Company announced that its audited financial statements for the year ended December 31, 2004 and unaudited interim financial statements for the periods ended March 31, 2005 and 2004 contained these errors in allocating earnings between its convertible preference and common shares and in the company's fully diluted earnings per share calculations and accordingly such previously issued financial statements have been restated on Form 8-K filed on July 29, 2005 and should no longer be relied upon. These errors were limited to previously reported earnings per share and did not impact previously reported revenues, expenses, net income, cash flows, assets, liabilities or shareholders' equity.

The Company announced on July 7, 2005 that it expanded its fleet of vessels by taking delivery of a multipurpose tweendecker and reaching an agreement to purchase a bulk carrier. The M.V. Taurus, which will be renamed the Maya Princess, is a 37,500 dwt multipurpose tweendecker that was built in 1983. It was purchased for $15.8 million under an agreement signed on May 4, 2005 and delivered in Antwerp, Netherlands on June 28, 2005. The acquisition of the Maya Princess was previously disclosed in the prospectus.

The M.V. Tronador, which will be renamed the Maori Maiden, is a 37,700 dwt bulk carrier that was built in 1984. TBS agreed on June 30, 2005 to pay $13.8 million for the M.V. Tronador, which will be the first vessel purchased by the Company using the proceeds from the offering. The Company expects delivery of the M.V. Tronador by mid-September, 2005.

The Company also announced that it entered into a $25.0 million credit facility with the Bank of America, N.A. on June 30, 2005 and drew down $7.8 million under the facility on the same day. The new facility will be used for working capital and to fund the purchase of additional vessels. The remaining balance on the facility of $17.2 million was drawn down on July 21, 2005 to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle and Maya Princess.

Results of Operations

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties. Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period. Estimated profits from voyages in progress are recognized on a percentage of completion basis by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through period end to total voyage days. When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates. The following table sets forth these factors for each of the three and six months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Number of vessels (1)	16	17	15	18
Freight voyage days (2)	1,453	1,536	2,720	3,152
Days on hire (3)	1,470	1,602	2,755	3,333
Freight Rates (4)
For all cargoes	$41.01	$62.49	$41.21	$61.36
Excluding aggregates	$53.92	$63.80	$50.59	$61.97

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.

(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.

(3)	Not including vessels chartered out.

(4)	Weighted average freight rates measured in dollars per ton.

To a significant degree, freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.

During the first three months of 2004 and 2005, demand for dry bulk ocean shipping increased significantly, due largely to the expansion of economies in East Asia, especially China. Freight rates are subject to volatility depending on the relationship between supply and demand.

Time charter revenue consists of a negotiated daily hire rate for the duration of a voyage. The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates. The following table sets forth these factors for each of the three and six months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Number of vessels (1)	7	10	8	9
Time Charter days (2)	599	901	1,374	1,649
Daily charter hire rates (3)	$17,727	$18,258	$18,004	$18,935

(1)	Weighted average number of vessels chartered out.

(2)	Number of days vessels earned charter hire.

(3)	Weighted average charter hire rates.

Charter hire revenues are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.

Voyage expenses consist primarily of stevedoring, port costs, commissions, fuel and lashing materials. The costs are paid by our subsidiaries.

Vessel expenses are vessel operating expenses — crewing, stores, lube oil, repairs and maintenance including drydock reserves, registration taxes and fees, insurance and communication expenses — for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). The costs are paid by our subsidiaries.

Depreciation and amortization expense, through June 30, 2004, was computed on the basis of 25-year useful lives for our vessels compared to 30-year useful life effective January 1, 2005.

Management fees have been paid to Roymar for the technical management of controlled vessels and to TBS Shipping Services for the operation of vessels. We also have paid commissions on freight and time charter hire to TBS Shipping Services and commissions on freight and port agency fees to TBS Commercial Group. These management fees and commissions were fixed under agreements that were originally negotiated during our Chapter 11 proceeding with representatives of the holders of our then-outstanding First Preferred Ship Mortgage Notes and have been approved by our board of directors. In connection with our initial public offering, Roymar and TBS Shipping Services became subsidiaries of the Company.

TBS Commercial Group will continue as an affiliated service company. Renewal of the current management agreements with TBS Commercial Group and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group will be subject to approval by the compensation committee of our board of directors.

Lack of historical operating data for vessels before their acquisition

Since January 1, 2004, we have acquired, or entered into memoranda of agreement to acquire, 15 vessels. Consistent with shipping industry practices, other than inspection of the physical condition of the vessels and examinations of classification society records, there is no historical financial due diligence process when we acquire vessels. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common shares in assessing our business or profitability.

Most vessels are sold under a standardized agreement, which, among other things, provides the buyer with the right to inspect the vessel and the vessel's classification society records. The standard agreement does not give the buyer the right to inspect, or receive copies of, the historical operating data of the vessel and does not provide for financial information or historical results for the vessels to be made available to the buyer. Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel. In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.

Consistent with shipping industry practice, we treat the acquisition of a vessel, whether acquired with or without charter, as the acquisition of an asset rather than a business. Due to the differences between us and the prior owners of these vessels with respect to the routes we operate, the shippers and consignees we serve, the cargoes we carry, the freight rates and charter hire rates we charge and the costs we incur in operating our vessels, we believe that our operating results will be significantly different from the operating results of the vessels while owned by the prior owners.

EITF 98-3 states that "for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers." The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:

•	We provide our own captains, senior officers and crew to the vessels.

•	The vessels are managed by a new manager, Roymar. All of the functions of vessel management, from technical ship management to crewing, vessel maintenance and drydocking, are conducted by Roymar, in a manner different from the prior manager, according to our exacting standards.

•	The necessary commercial activities maintaining customer relationships, providing local teams of commercial agents and port captains, offering transportation management skills and logistics solutions are provided by our subsidiary TBS Shipping Services and our affiliate TBS Commercial Group in a manner different from the former owners.

•	The vessels will operate under our trade name and carry our distinctive Indian tribe naming convention.

The revenue-producing activity of the vessels purchased in 2004 and 2005 will be generated from carrying cargoes for our customers on the routes we serve. Thirteen of the 15 vessels since purchase have been, or upon purchase will be, operated by different parties than their former owners, serving different customers, carrying different cargoes, charging different rates, covering different routes and in all respects engaging in different business with different revenues, costs and operating margins.

In short, it is our skill and expertise in operating the assets, not the vessels alone, that constitute the business of ocean transportation and allows for revenue to be generated.

Three months ended June 30, 2004 compared to three months ended June 30, 2005

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	%
Voyage revenue	$38,966	78.3	$43,985	72.7	$5,019	12.9
Time charter revenue	10,618	21.3	16,451	27.2	5,833	54.9
Other revenue	218	0.4	85	0.1	(133)	(61.0)
Total revenue	49,802	100.0	60,521	100.0	10,719	21.5
Voyage expense	14,409	28.9	18,017	29.8	3,608	25.0
Vessel expense	17,688	35.5	16,484	27.2	(1,204)	(6.8)
Depreciation and amortization	1,780	3.6	3,926	6.5	2,146	120.6
Management and agency fees	1,017	2.0	1,299	2.1	282	27.7
General and administrative	1,813	3.6	5,009	8.3	3,196	176.3
Income from operations	13,095	26.4	15,786	26.1	2,691	20.5
Other (expenses) and income
Interest expense	(1,009)	(2.0)	(2,130)	(3.5)	(1,121)	111.1
Other income	12	—	101	0.2	89	827.3
Net income	$12,098	24.4	$13,757	22.8	$1,659	13.7

Voyage revenue

The increase in our voyage revenue for the three months ended June 30, 2005 over the comparable period in 2004 is primarily attributable to the average freight rate increase of $21.48 per ton or 52.4% from $41.01 per ton in the second quarter of 2004 compared to $62.49 per ton for the second quarter of 2005.

Excluding high-volume, low-freighted aggregates bulk cargo, average freight rates increased $9.88 per ton or 18.3% from $53.92 per ton for the three months ended June 30, 2004 compared to $63.80 per ton for the comparable period in 2005. The increase in average freight rates resulted to a significant degree from the increased demand for raw materials from East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates. Our established shipping routes from Latin America, and our long-standing presence in Latin America through our affiliated service companies, positioned us well to take advantage of this increased demand.

The following table shows revenues attributable to our principal cargoes:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$16,085	41.3	$18,428	41.9	$2,343	14.6
Metal concentrates	3,652	9.4	7,170	16.3	3,518	96.3
Fertilizers	3,454	8.9	2,766	6.3	(688)	(19.9)
Other bulk cargo	10,174	26.1	10,562	24.0	388	3.8
Agricultural products	3,719	9.5	2,631	6.0	(1,088)	(29.3)
Automotive products	1,251	3.2	1,031	2.3	(220)	(17.6)
Other	631	1.6	1,397	3.2	766	121.4
Voyage revenue	$38,966	100.0	$43,985	100.0	$5,019	12.9

Time charter revenue

The increase in time charter revenue is attributable to an increase in the average daily charterhire rate and an increase in the charter out vessel days. The $531 per day or 2.9% increase in our average per day charter hire rate from $17,727 for the three months ended June 30, 2004 compared to $18,258 for the comparable period in 2005 is attributable to both the increase in demand for ocean transportation of freight to accommodate growing economies in East Asia and Africa and the relative scarcity of dry bulk carriers to meet that demand. The chartered vessel days increased 302 days or 50.4% from 599 days for the three months ended June 30, 2004 compared to 901 days for the comparable period in 2005.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, as is increases in bunker fuel costs, commission expense and port call expense. The following table shows the change in the number of voyage days in the three months ended June 30, 2004 compared to the comparable period in 2005.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Increase (Decrease)
Freight voyage days	1,453	1,536	83	5.7%
Time charter days	599	901	302	50.4%
Total voyage days	2,052	2,437	385	18.8%

The principal components of voyage expense were as follows:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2005			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	%	As a % of Revenue
Fuel Expense	$4,152	28.8	8.3	$6,237	34.6	10.3	$2,085	50.2	2.0
Commission expense	3,160	21.9	6.3	3,761	20.9	6.2	601	19.0	(0.1)
Port call expense	3,072	21.3	6.2	3,758	20.9	6.2	686	22.3	—
Stevedore and other cargo-related expense	2,501	17.4	5.0	2,740	15.2	4.5	239	9.6	(0.5)
Miscellaneous voyage expense	1,524	10.6	3.1	1,521	8.4	2.5	(3)	(0.2)	(0.6)
Voyage expense	$14,409	100.0	28.9	$18,017	100.0	29.7	$3,608	25.0	0.8

The 25.0% increase in voyage expense for the three months ended June 30, 2005 over the comparable period in 2004 is primarily attributable to the increase in fuel expenses, commission expense, port call expense and stevedore and other cargo related expense. The 50.2% increase in fuel expense is primarily due to the increase in both the average price per metric ton ("MT") and consumption from $215 per MT and 19,322 MT for the three months ended June 30, 2004 compared to $284 per MT and 21,936 MT for the comparable period in 2005. The 19.0% increase in commission expense is primarily due to the $27.1 million or 28.7% increase in total revenue from $94.3 million for three months ended June 30, 2004 compared to $121.4 million for the comparable period in 2005. The 19.0% increase in port call expense increase is primarily due to the increase in the number of port calls from 199 port calls for three months ended June 30, 2004 compared to 221 port calls for the comparable period in 2005.

The 0.8% increase in voyage expense as a percentage of revenue from 28.9% for the three months ended June 30, 2004 compared to 29.7% for the comparable period in 2005 is primarily due to the increase in fuel expense expressed as a percentage of revenue of 2.0% offset by a decrease of 1.2% in all other voyage expense categories.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As of % of Vessel Expense	In Thousands	As of % of Vessel Expense	In Thousands	%
Chartered-in vessel expense	$12,481	70.6	$4,996	30.3	$(7,485)	(60.0)
Owned vessel expense	4,757	26.9	8,988	54.5	4,231	88.9
Space charter expense	450	2.5	2,500	15.2	2,050	455.8
Vessel expense	$17,688	100.0	$16,484	100.0	$(1,204)	(6.8)

The decrease in vessel expense for the three months ended June 30, 2005 is primarily attributable to an increase in both the controlled vessel fleet and charter hire rates that we paid for chartered-in vessels, partially offset by a decrease in the number of days that we chartered-in vessels.

The 8.3% decrease in vessel expense as a percentage of revenue for three months ended June 30, 2005 is a function of an increase in revenue of $10.7 million coupled with a $7.5 million decrease in chartered-in vessel cost offset by a $6.3 million increase in owned vessel expense and space charter expense

Depreciation and amortization

The $2.1 million or 86.0% increase in depreciation and amortization expense from $1.8 million for the three months ended June 30, 2004 compared to $3.9 million for the comparable period in 2005 reflects the growth of our controlled fleet offset by the increase in the useful life of vessels from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate on the three months ended June 30, 2005 increased our net income by $4.7 million.

Management fees

We paid management fees to our affiliated service companies: Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased all the stock of these two service companies and accordingly, their results of operation have been included in our consolidated financial statements as of the date of their acquisition. Management fees shown below include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees. However, the fees have been eliminated in these consolidated financial statements.

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As a % of Management Fees	In Thousands	As a % of Management Fees	In Thousands	%
Technical management fees	$451	44.3	$718	55.3	$267	59.2
Operational management fees	566	55.7	581	44.7	15	2.7
Total management fees	1,017	100.0	1,299	100.0	282	27.7

The $0.3 million or 59.2% increase in technical management fees paid, which we pay to Roymar for managing our controlled fleet, is attributable to a 10.4% cost of living increase in the monthly maintenance fee per vessel to $12,029 that took effect on February 8, 2004 and the growth of the controlled vessel fleet under Roymar management from 13 vessels as of June 30, 2004 to 26 vessels as of the same date in 2005.

We pay management fees to TBS Shipping Services for overseeing the operations of our voyages. The fees payable for 2004 reflected an increase attributable to a 10.3% cost of living increase in the monthly operational management fee per vessel to $8,447 that took effect on February 9, 2004. Management fee days increased 322 days or 15.8% from 2,042 days for the three months ended June 30, 2004 to 2,364 days for the comparable period in 2005.

General and administrative expense

The $3.2 million increase in general and administrative expense for three months ended June 30, 2005 is primarily due to the bonus paid to the chief financial officer in the amount of $2.2 million, the cost of share grants to employees and related payroll taxes of $1.9 million, Roymar and TBS Shipping Services general and administrative expenses of $0.6 million incurred by Roymar and TBS Shipping Services after they became subsidiaries of the Company offset by a $0.4 million decrease in bad debt expense due to the collection of accounts receivable that were fully reserved and a net decrease of $1.1 million in all other expense categories.

Income from operations

The $2.7 million increase in income from operations for the three months ended June 30, 2005 over the comparable period in 2004 is attributable in significant part to increased freight rates and time charter rates. Operating margins for the three months ended June 30, 2004 and 2005 were comparable at 26.4% and 26.1%, respectively. Included in income from operations for the three months ended June 30, 2005 are one-time charges to compensation expense for a $2.2 million bonus paid to our chief financial officer and $1.9 million in additional compensation resulting from the issuance of our Class A common shares to employees of our subsidiaries Roymar and TBS Shipping Services in connection with our public offering.

Interest expense

The $1.1 million or 111.1% increase in interest expense for the three months ended June 30, 2005 over the comparable period in 2004 was due to borrowings drawn down on July 1, 2004, August 26, 2004, December 23, 2004, February 18, 2005, March 1, 2005, April 21, 2005, April 27, 2005 and June 30, 2005 in the amounts of $15.0 million, $15.0 million, $7.2 million, $7.5 million, $23.5 million, $13.8 million, $7.7 million and $7.8 million, respectively. In addition, we drew down $12.0 million on June 17, 2005 against our revolving credit facility. On June 30, 2005, borrowings under our revolving credit facility were repaid.

Six months ended June 30, 2004 compared to six months ended June 30, 2005

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	%
Voyage revenue	$69,272	73.5	$90,120	74.2	$20,848	30.1
Time charter revenue	24,737	26.2	31,225	25.7	6,488	26.2
Other revenue	260	0.3	85	0.1	(175)	(67.3)
Total revenue	94,269	100.0	121,430	100.0	27,161	28.8
Voyage expense	26,427	28.0	36,322	29.9	9,895	37.4
Vessel expense	32,263	34.2	36,183	29.8	3,920	12.2
Depreciation and amortization	3,379	3.6	6,305	5.2	2,926	86.6
Management and agency fees	1,988	2.1	2,566	2.1	578	29.1
General and administrative	3,922	4.2	6,471	5.3	2,549	65.0
Income from operations	26,290	27.9	33,583	27.7	7,293	27.7
Other (expenses) and income
Interest expense	(2,077)	(2.2)	(3,804)	(3.1)	(1,727)	83.1
Other income	17	—	172	0.1	155	911.8
Net income	$24,230	25.7	$29,951	24.7	$5,721	23.6

Voyage revenue

The increase in our voyage revenue for six months ended June 30, 2005 over the comparable period in 2004 is primarily attributable to the average freight rate increase of $20.15 per ton or 48.9% from $41.21 per ton in 2004 compared to $61.36 per ton in 2005.

Excluding high-volume, low-freighted aggregates bulk cargo, average freight rates increased $11.38 per ton or 22.5% from $50.59 per ton for six months ended June 30, 2004 compared to $61.97 per ton for the comparable period in 2005. The increase in average freight rates resulted to a significant degree from the demand for raw materials by East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates. Our established shipping routes from Latin America, and our long-standing presence in Latin America through our affiliated service companies, positioned us well to take advantage of this increased demand.

The following table shows revenues attributable to our principal cargoes:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$27,505	39.7	$37,799	41.9	$10,294	37.4
Metal concentrates	8,382	12.1	14,420	16.0	6,038	72.0
Fertilizers	7,301	10.5	7,567	8.4	266	3.6
Other bulk cargo	16,892	24.4	22,996	25.5	6,104	36.1
Agricultural products	5,763	8.3	3,507	3.9	(2,256)	(39.1)
Automotive products	2,283	3.3	1,711	1.9	(572)	(25.1)
Other	1,146	1.7	2,120	2.4	974	85.0
Voyage revenue	$69,272	100.0	$90,120	100.0	$20,848	30.1

Time charter revenue

The increase in time charter revenue is attributable to an increase in the average daily charterhire rate and chartered vessel days. The $931 per day or 5.2% increase in our average per day charter hire rate from $18,004 for the six months ended June 30, 2004 compared to $18,935 for the comparable period in 2005 is attributable to both the increase in demand for ocean transportation of freight to accommodate growing economies in East Asia and Africa and the relative scarcity of dry bulk carriers to meet that demand. The chartered vessel days increased 275 days or 20.0% from 1,374 days for the six months ended June 30, 2004 compared to 1,649 days for the comparable period in 2005.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, and increases in commissions and bunker fuel costs also affected voyage expense. The following table shows the change in the number of voyage days in the six months ended June 30, 2004 compared to the comparable period in 2005.

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Increase (Decrease)
Freight voyage days	2,720	3,152	432	15.9%
Time charter days	1,374	1,649	275	20.0%
Total voyage days	4,094	4,801	707	17.3%

The principal components of voyage expense were as follows:

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2005			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	%	As a % of Revenue
Fuel Expense	$7,714	29.2	8.2	$11,915	32.8	9.8	$4,201	54.5	1.6
Commission expense	6,036	22.9	6.4	7,655	21.0	6.3	1,619	26.8	(0.1)
Port call expense	6,168	23.3	6.5	7,944	21.9	6.5	1,776	28.8	—
Stevedore and other cargo-related expense	4,252	16.1	4.5	5,193	14.3	4.3	941	22.1	(0.2)
Miscellaneous voyage expense	2,257	8.5	2.4	3,615	10.0	3.0	1,358	60.2	0.6
Voyage expense	$26,427	100.0	28.0	$36,322	100.0	29.9	$9,895	37.4	1.9

The 37.4% increase in voyage expense for six months ended June 30, 2005 over the comparable period in 2004 is primarily attributable to the increase in commission expense, which was calculated at a rate of approximately 6.5% of freight booked based on revenue of $94.3 million for the six months ended June 30, 2004 compared to $121.4 million for the comparable period in 2005. Average freight rates increased 25.5% during the six months of 2005 compared to average freight rates for the comparable period in 2004. As indicated in the preceding table, commission expense followed the rise in freight rates during the six months of 2005.

The 1.9% increase in voyage expense as a percentage of revenue from 28.0% for the six months ended June 30, 2004 compared to 29.9% for the comparable period in 2005 is primarily due to the increase in fuel expense expressed as a percentage of revenue of 1.6% and an increase in miscellaneous voyage expense expressed as a percentage of revenue of 0.6% offset by a decrease of 0.3% in all other voyage expense categories.

The 54.5% increase in fuel expense is attributable to an increase in both the average price per and consumption from $202 per MT and 38,169 MT for the six months ended June 30, 2004 compared to $264 per MT and 45,132 MT for the comparable period in 2005. The 28.8% increase in port call expense is attributable to the increase in freight voyages from 45 voyages for the six months ended June 30, 2004 compared to 74 voyages for the comparable period in 2005. The increase in stevedore and other cargo-related expenses for the six months ended June 30, 2005 resulted from an increase in voyage activity. As a percentage of voyage revenue, cargo booked under full or partial free-in free-out terms — shipments in which the shipper pays the costs of loading and unloading — increased from

82.8% to 85.2% of voyage revenue for the six months ended June 30, 2004 and 2005, respectively and cargo booked under full liner terms — shipments in which we bear the costs of loading and unloading — decreased from 17.2% to 14.8% of voyage revenue for the six months ended June 30, 2004 and 2005, respectively.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	%
Chartered-in vessel expense	$22,172	68.7	$17,372	48.0	$(4,800)	(21.6)
Owned vessel expense	8,812	27.3	16,310	45.1	7,498	85.1
Space charter expense	1,279	4.0	2,501	6.9	1,222	95.7
Vessel expense	$32,263	100.0	$36,183	100.0	$3,920	12.2

The increase in vessel expense for the six months ended June 30, 2005 is primarily attributable to an increase in the controlled vessel fleet, partially offset by a reduction in charter hire due to a decrease in the number of days that we charter-in vessels.

The 4.4% decrease in vessel expense as a percentage of revenue in 2004 resulted from a greater increase in revenue (freight rates) than in vessel expenses.

Depreciation and amortization

The $2.9 million increase in depreciation and amortization expense from $3.4 million for the six months ended June 30, 2004 compared to $6.3 million for the comparable period in 2005 reflects the growth of our controlled fleet offset by the change in the useful life of vessels from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate on the six months ended June 30, 2005 increased our net income by $7.0 million.

Management fees

We paid management fees to our affiliated service companies: Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased all the stock of these two service companies and accordingly, their results of operation have been included in our consolidated financial statements as of the date of their acquisition. Management fees shown below include management fees through the date of acquisition. After the acquisition when these affiliated companies became subsidiaries of the company, we continued to pay management fees; however, the fees have been eliminated in these consolidated financial statements.

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005		Increase (Decrease)
	In Thousands	As a % of Management Fees	In Thousands	As a % of Management Fees	In Thousands	%
Technical management fees	$867	43.6	$1,413	55.1	$546	63.0
Operational management fees	1,121	56.4	1,153	44.9	32	2.9
Total management fees	$1,988	100.0	$2,566	100.0	$578	29.1

The 63.0% increase in technical management fees paid, which we pay to Roymar for managing our controlled fleet, is attributable to a 10.4% cost of living increase in the monthly maintenance fee per vessel to $12,029 that took effect on February 8, 2004 and the growth of the controlled vessel fleet under Roymar management from 13 vessels as of June 30, 2004 to 26 vessels as of June 30, 2005.

We pay management fees to TBS Shipping Services for overseeing the operations of our voyages. The fees payable for 2004 reflected an increase attributable to a 10.3% cost of living increase in the monthly operational management fee per vessel to $8,447 that took effect on February 9, 2004. Management fee day's increased 17.2% from 4,094 days for the six months ended June 30, 2004 to 4,800 days for the comparable period in 2005.

General and administrative expense

The $2.5 million or 65.0% increase in general and administrative expense for six months ended June 30, 2005 is primarily due to the bonus paid to the chief financial officer in the amount of $2.2 million, the cost of share grants to employees and related payroll taxes of $1.9 million, Roymar and TBS Shipping Services Inc general and administrative expenses post acquisition of $0.6 million offset by a decrease in bad debt expense due to the collection of accounts receivable that was fully reserved $0.4 million and a net decrease of $1.8 million in all other expense categories.

Income from operations

The $7.3 million increase in income from operations for the six months ended June 30, 2005 over the comparable period in 2004 is attributable in significant part to increased freight rates and time charter rates. Operating margins for the six months ended June 30, 2004 and 2005 were comparable 27.9% and 27.7%, respectively. Included in income from operations for the six months ended June 30, 2005 are one-time charges to compensation expense for a $2.2 million bonus paid to our chief financial officer and $1.9 million in additional compensation resulting from issuing shares to employees of our subsidiaries, Roymar and TBS Shipping Services, in connection with our public offering.

Interest expense

The 83.1% increase in interest expense for the six months ended June 30, 2005 over the comparable period in 2004 was due to long term mortgage borrowings drawn down on July 1, 2004, August 26, 2004, December 23, 2004, February 18, 2005, March 1, 2005, April 21, 2005, April 27, 2005 and June 30, 2005 in the amounts of $15.0 million, $15.0 million, $7.2 million, $7.5 million, $23.5 million, $13.8 million, $7.7 million and $7.8 million respectively. In addition, we drew down $12.0 million on June 17, 2005 against our revolving credit facility. On June 30, 2005, borrowings under the revolving credit facility were repaid.

Liquidity and Capital Resources

Our principal sources of funds, prior to our initial public offering, have been operating cash flows, issuance of long-term debt securities and long-term bank borrowings. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our ships, comply with international shipping standards and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities and capital lease obligations.

Our practice has been to acquire ships using a combination of funds received from operating cash flows, debt secured by mortgages on our ships and long term capital lease arrangements. We expect to use our operating cash flows, proceeds from our issuance of common shares and borrowings to fund acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of newer ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and our equity offerings to implement our growth plan. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2004 and June 30, 2005 were $21.7 million and $50.6 million, respectively. The increase in cash and cash equivalents from December 31, 2004 to June 30, 2005 was the result of $42.5 million in net cash provided by operating activities and $106.5 million in net cash provided by financing activities, offset by $120.1 million in net cash used in investing activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.8 million and $120.1 million during the six months ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004, investing activities were comprised of vessel acquisitions and capital improvements of $7.5 million and deposits on vessels to be delivered after June 30, 2004 of $4.3 million. For the six months ended June 30, 2005, investing activities were comprised of vessel acquisitions and capital improvements of $111.1 million, deposits on vessels to be delivered after June 30, 2005 of $1.6 million, $6.7 million cash paid, after deducting cash acquired, for all the stock of TBS Shipping Services and Roymar and $750,000 security paid in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon).

Beginning in the last half of 2004, we began acquiring vessels to increase our controlled fleet – the vessels that we own or charter-in with an option to purchase. During the six months ended June 30, 2005, we acquired nine vessels, excluding the Rockaway Belle on which we exercised our purchase option. We paid $111.1 million during the six months which was comprised of $98.6 million paid upon delivery of vessels, take over costs of $9.9 million incurred in connection with the acquisition of the vessels and vessel capital improvements of $2.6 million. In 2004, we had previously paid deposits of $7.5 million on these vessels. We made a deposit of $1.6 million for the Biloxi Belle (formerly the M.V. Arrow) during the period. The vessel had a purchase price of $15.5 million and was delivered July 13, 2005. In connection with our initial public offering we purchased all the stock of TBS Shipping Services and Roymar for $6.7 million, which represents the purchase price of $7.5 million less net cash acquired of $0.8 million.

The net assets acquired and liabilities assumed is as follows:

	TBS Shipping	Roymar Ship
Description	Services Inc.	Management, Inc.	Total
Current Assets	$1,012,981	$200,222	$1,213,203
Equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,147,380	1,687,066	7,834,446
Total assets acquired	8,186,177	2,268,850	10,455,027
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,500,000	$2,000,000	$7,500,000

At June 30, 2005 we had signed memorandum of agreements for the acquisition two of vessels: the Biloxi Belle (formerly the M.V. Arrow) and the Maori Maiden (formerly the M.V. Tronador) which has a purchase price of $15.5 million and is expected to be delivered mid-September, 2005. The M.V. Tronador acquisition will be the first vessel purchased using the proceeds from the offering.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.8 million during the six months ended June 30, 2004 made up of repayments of obligations under capital leases and debt principal. For the six months ended June 30, 2005 net cash provided by financing activities was $106.5 million consisting of: $61.9 million of net proceeds from the issuance of Class A common shares in our initial public offering and $60.3 million long-term bank borrowings to finance the purchase of vessels, reduced by 15.5 million of repayments of obligations under capital leases and debt principal, including the payment of the purchase option of $2.5 million under the capital lease for the Rockaway Belle. We borrowed $12.0 million, on a temporary basis, under our revolving credit facility on June 17, 2005 to fund our working capital. We temporarily used a portion of the net proceeds of our public offering to repay these borrowings under the revolving credit facility.

Charter Hire Receivables

Our net charter hire receivables balance at June 30, 2005 and December 31, 2004 was $19.1 million and $17.3 million, respectively. Our gross charter hire receivables balance at June 30, 2005 and December 31, 2004 was $20.2 million and $18.8 million, respectively.

In accordance with our reserve policy, we take a percentage of outstanding receivables, based on prior years' experience, as a general reserve — usually between 2% and 3% of the receivables balance. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. The additional reserves totaled $0.6 million and $1.1 million and our aggregate reserves totaled $1.1 million and $1.5 million at June 30, 2005 and December 31, 2004, respectively.

Inventories

Our inventory account balance at June 30, 2005 and December 31, 2004 was $4.4 million and $3.4 million, respectively. The inventory consists primarily of fuel and lubricating oil, which increased as our controlled vessels increased from 18 at the year ended December 31, 2004 to 27 for the six months ended June 30, 2005.

Prepaid Expenses

Our prepaid expense account balance at June 30, 2005 and December 31, 2004 was $3.4 million and $3.9 million, respectively. Prepaid charter hire expense decreased $1.0 million or 73.1% to $0.4 million as of June 30, 2005 offset by a $0.5 million or 21.0% increase in prepaid insurance and vessel expense to $2.9 million as of June 30, 2005.

Our operation of ocean-going ships carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war,

terrorism and other circumstances or events. Our current insurance coverage includes protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and loss of hire insurance for loss of revenue for ships being off hire.

Other Commitments

Our contractual obligations as of June 30, 2005 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$87,584	$25,171	$51,822	$10,591	$—
Capital lease obligations	30,356	4,270	26,086		—
Operating Lease obligations	12,669	12,669		—	—
Other Purchase obligations (2)	27,750	27,750	—	—	—
Total contractual cash obligations	$158,359	$69,860	$77,908	$10,591	$—

(1)	As of June 30, 2005, we had $87.6 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, consisting of $18.4 under the $22.5 million credit facility with a group of lenders led by GMAC Commercial Finance LLC, $12.1 million under the $15.0 million credit facility with Merrill Lynch Business Financial Services, Inc., $6.9 million under the $7.2 million credit facility with the Royal Bank of Scotland plc., $42.4 million under the $45.0 million credit facility with AIG Commercial Equipment Finance, Inc and $7.8 million under the $25.0 million credit facility with Bank of America.

(2)	We purchased, or entered into memoranda of agreement to purchase, one vessel in the second half of 2005 at an aggregate purchase price of $15.5.

Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. The provisions of some of our debt instruments and related loan agreements prevent some of our subsidiaries from paying dividends to International, which may restrict our ability to pay dividends on our common shares. The timing and amount of future cash dividends, if any, would be determined by our board of directors and would depend upon our earnings, financial condition, cash requirements and obligations to lenders at the time.

Pursuant to Bermuda law, we cannot declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that we are, or after the payment would be, unable to pay our liabilities as they become due, or that the realizable value of our assets would thereby be less than the aggregate of our liabilities, our issued share capital and our share premium accounts.

Because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to pay dividends to us.

Significant Related Party Transactions

Pursuant to agency agreements, our operations have been planned, executed and supervised by TBS Shipping Services, Roymar and TBS Commercial Group and its subsidiaries in exchange for fees and commissions paid by us to such entities. After giving effect to the offering, James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively will beneficially own approximately 64.3% of our issued and outstanding common shares. Each of these individuals is also a principal of, and together control, TBS Commercial Group. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce have been principals of, and together controlled, TBS Shipping Services and Roymar. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.

We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates, and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which fees are also based on market rates for such services. For the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, we paid TBS Commercial Group $1.2 million, $1.7 million, $2.1 million and $3.0 million, respectively.

Globe Maritime Limited, owned by James W. Bayley, acts as our chartering broker and charges commissions for arranging charters and the sale and purchase of vessels, which commissions are based upon market rates. For the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, we paid Globe Maritime $16,630, $16,374, $39,514 and $32,922, respectively.

James W. Bayley owns 1% of the outstanding interest of the parent entity of TBS North America Liner, Ltd. and 40% of the outstanding voting shares of TBS North America Liner. The parent entity of TBS North America Liner owns 60% of the outstanding voting shares and 100% of the outstanding non-voting shares of TBS North America Liner. International indirectly owns the other 99% of the outstanding interest of the parent entity of TBS North America Liner.

TBS Shipping Services and Roymar maintain an office in Yonkers, New York that is leased from our founder, chairman and chief executive officer, Joseph E. Royce. For the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, payments to Mr. Royce under this lease totaled $60,000, $60,000, $140,000 and $120,000, respectively.

International, TBS Shipping Services and TBS Commercial Group paid legal fees to Lawrence A. Blatte, who is one of our principal shareholders and became a senior executive vice president of International in March 2005. For the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, payments from International to Mr. Blatte for legal services totaled $31,343, $188,348, $86,535 and $369,023, respectively. For the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, payments from TBS Shipping Services and TBS Commercial Group to Mr. Blatte for legal services totaled $0, $0, $0 and $150,000, respectively.

Our board has delegated authority to the compensation committee to review and approve on an annual basis all transactions with our executive officers, directors and affiliates.

Summary of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that there has been no change in or additions to our critical accounting policies.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ( APB ) No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for all our accounting changes and corrections of errors made beginning January 1, 2006.

In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective June 30, 2005, we have adopted the provisions of FIN 47; the adoption of which did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities". FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. Effective April 1, 2005, we have adopted the provisions of FIN 46(R), the adoption of which did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires us to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. We currently follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would results in the same amount. We are currently evaluating the impact of SFAS 123R but do not expect that it will have a significant impact.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB No. 29, "Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective beginning July 1, 2005 and shall be applied prospectively. The effect of the adoption of SFAS 153 will be immaterial to our consolidated results of operations, cash flows or financial position.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Risk Management:

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At June 30, 2005, we had $75.5 million of floating rate debt with margins over LIBOR ranging from 1.5% to 3.7% compared to $24.5 million as of December 31, 2004. As an indication of the extent of our sensitivity to interest rate changes, an increase in LIBOR of 100 basis points would have decreased our net income and cash flows for the six months ending June 30, 2005 by approximately $378,000 based upon our debt level at June 30, 2005.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 5.6% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At June 30, 2005, approximately 5.7% of our outstanding accounts payable was denominated in currencies other than U.S. dollars.

Item 4.    Controls and procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's current disclosure controls and procedures were effective as of June 30, 2005 including timely providing them with material information relating to the Company required to be included in the reports the Company files or submits under the Exchange Act. There have been no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

AVAILABLE INFORMATION

The Company makes available free of charge through its internet website http://www.tbsship.com, its Prospectus, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

The Company also makes available on its website, its corporate governance guidelines, its code of business conduct, and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In connection with the acquisition of the vessel Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. The Company, through its subsidiary, had an associated vessel owned by the seller arrested to secure its claim. The vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel. The Company, as required under English law, placed $750,000 as counter-security to provide for estimated arbitration/litigation, among other costs. English legal counsel, who is pursuing the Company's claim for damages, has advised the Company that the counter claim is improper and is seeking a reduction in the amount of the counter-security.

The Company is periodically a defendant in cases involving personal injury and other matters which arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the legal proceedings pending against us, individually or in the aggregate, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

(a) Exhibits

3.1	Amended and Restated Memorandum of Association of TBS International Limited**
3.2	Amended and Restated Bye-Laws of TBS International Limited**
10.1	2005 Equity Incentive Plan (1)
10.2	Employee Share Purchase Plan (1)
10.3	Revolving Credit Agreement, dated June 14, 2005, by and among Newkirk Navigation Corp., Frankfort Maritime Corp., TBS International Limited, TBS Worldwide Services Inc., Westbrook Holdings Limited and Citibank, N.A. (1)
10.4	Credit Agreement, dated June 30, 2005, by and among Hudson Maritime Corp., Kensington Shipping Corp., Windsor Maritime Corp., TBS International Limited, Transworld Cargo Carriers, S.A., TBS Worldwide Services Inc., TBS Pacific Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers Ltd., TBS Middle East Carriers, Ltd., TBS Eurolines, Ltd., TBS Logistics Ltd., Westbrook Holdings Ltd., Leaf Shipping Corp., Pacific Rim Shipping Corp. and Bank of America, N.A.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.**
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.**
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith

(1)	Incorporated by reference to TBS International Limited's Registration Statement on Form S-1 (File No. 333- 123157).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TBS INTERNATIONAL LIMITED
(Registrant)

Date: August 12, 2005	/s/ Joseph E Royce
Joseph E. Royce President and Chief Executive Officer

Date: August 12, 2005	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

Date: August 12, 2005	/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer