Form 10-Q
period 2005-09-30
TBS INTERNATIONAL LTD
filed 2005-11-10
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of November 10, 2005, the registrant had outstanding 14,290,496 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATEDBALANCE SHEETS (UNAUDITED)
	December 31,	September 30,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$21,674,204	$35,023,349
Charter hire receivable, net of allowance of $1,456,594 in 2004 and
$1,023,330 in 2005	17,310,426	16,293,480
Claims receivable, net of allowance of $310,655 in 2004 and $0 in 2005	380,258	610,349
Due from agents	449,488	724,109
Other receivables	227,411	253,487
Inventories	3,387,629	5,736,286
Prepaid expenses	3,866,215	2,536,661
Advances to affiliates	1,495,474	17,810
Total current assets	48,791,105	61,195,531
Deposits for vessel purchases	7,499,000	1,850,000
Restricted cash		532,500
Vessels, net of accumulated depreciation of $24,463,462
in 2004 and $35,934,477 in 2005	100,366,040	239,293,297
Other fixed assets, net of accumulated amortization of $409,761
in 2004 and $730,646 in 2005	503,032	2,405,970
Goodwill		8,425,935
Total assets	$157,159,177	$313,703,233
Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$12,446,561	$27,103,656
Obligations under capital lease, current portion	4,731,574	4,388,163
Accounts payable	4,403,578	3,654,205
Accrued expenses	12,351,583	16,673,459
Voyages in progress	2,650,551	1,341,849
Advances from affiliates	2,641,485	431,346
Total current liabilities	39,225,332	53,592,678

Debt, long-term portion	26,064,647	68,102,292
Obligations under capital lease, net of current portion	29,909,953	25,265,926
Total liabilities	95,199,932	146,960,896
COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders' equity
Common shares, Class A, $.004 par value, 1,500,000 shares
authorized, issued and outstanding	6,000
Common shares, Class B, $.004 par value, 1,500,000 shares
authorized, issued and outstanding	6,000
Common shares, Class C, $.004 par value, 6,000,000 shares authorized,
1,000,000 shares issued and outstanding	4,000
Convertible preference shares, $.004 per share, 1,500,000 shares authorized,
1,000,000 shares issued and outstanding	4,000
Common shares, New Class A, $.01 par value
75,000,000 authorized, 14,127,016 shares shares issued and outstanding		141,270
Common shares, New Class B, $.01 par value
30,000,0000 authorized, 13,567,941 shares shares issued and outstanding		135,680
Warrants	800,000	20,747
Additional paid-in capital	24,357,936	87,585,744
Retained earnings	36,781,309	78,858,896
Total shareholders' equity	61,959,245	166,742,337
Total liabilities and shareholders' equity	$157,159,177	$313,703,233

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue
Voyage revenue	$48,867,463	$39,243,430	$118,139,110	$129,363,294
Time charter revenue	7,196,867	19,262,340	31,934,372	50,486,985
Other revenue	6,952	513,020	266,802	598,276
Total revenue	56,071,282	59,018,790	150,340,284	180,448,555
Operating expenses
Voyage	17,601,897	17,539,870	44,029,039	53,861,763
Vessel	22,475,088	16,063,285	54,737,571	52,246,517
Depreciation and amortization of vessels
and other fixed assets	3,060,874	5,486,438	6,440,294	11,791,899
Management fees	1,150,979	58,635	3,138,665	2,624,391
General and administrative	1,243,393	5,015,531	5,165,778	11,486,014
Total operating expenses	45,532,231	44,163,759	113,511,347	132,010,584
Income from operations	10,539,051	14,855,031	36,828,937	48,437,971
Other (expenses) and income
Interest expense	(1,359,270)	(2,817,468)	(3,436,090)	(6,621,532)
Other income	21,481	239,227	38,851	411,148
Total other expenses, net	(1,337,789)	(2,578,241)	(3,397,239)	(6,210,384)
Net income	9,201,262	12,276,790	33,431,698	42,227,587
Amount allocated to participating preferred shareholders	3,067,087	-	8,426,620	6,092,408
Net income available for common shareholders	$6,134,175	$12,276,790	$25,005,078	$36,135,179

Earnings per share
Net income per common share
Basic	$0.60	$0.44	$2.45	$1.82
Diluted	$0.30	$0.44	$1.23	$1.57
Weighted average common shares outstanding
Basic	10,187,795	27,983,829	10,187,795	19,809,880
Diluted	20,385,775	28,088,329	20,385,775	23,037,937

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30,
	2004	2005
Cash flows from operating activities
Net income	$33,431,698	$42,227,587
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	6,440,294	11,791,899
Stock issued to employees		1,069,000
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(251,325)	1,213,625
Increase in claims receivable	(7,042)	(230,091)
Increase in due from agents	(139,095)	(274,621)
(Increase) decrease in other receivables	(1,403,633)	53,383
Increase in inventories	(971,948)	(2,348,657)
(Increase) decrease in prepaid expenses	(1,267,099)	1,336,094
Increase (decrease) in accounts payable	487,382	(900,922)
Increase in accrued expenses	4,546,486	3,331,659
Decrease in voyages in progress	(7,631)	(1,308,702)
Increase (decrease) in advances from/to affiliates, net	1,676,906	(2,397,293)
Net cash provided by operating activities	42,534,993	53,562,961
Cash flows from investing activities
Vessels acquisition/capital improvement costs	(34,477,815)	(143,735,228)
Deposits for vessel purchases	(1,930,000)	(1,850,000)
Restricted cash for litigation		(532,500)
Payment for purchase of TBS Shipping Services Inc and Roymar Ship Management Inc., net of cash acquired of $801,594.	-	(7,289,895)
Net cash used in investing activities	(36,407,815)	(153,407,623)
Cash flows from financing activities
Dividends paid	(150,000)	(150,000)
Proceeds on sale of TBS International Limited stock owned by subsidiaries		795,336
Proceeds from issuance of stock in initial public offering and exercise of series A warrants, net of offering costs		60,841,169
Repayment of debt principal	(239,422)	(20,805,260)
Proceeds from debt	29,375,000	77,500,000
Proceeds from revolving debt facility		12,000,000
Repayment of revolving debt facility		(12,000,000)
Reduction of obligations under capital leases	(6,696,466)	(4,987,438)
Net cash provided by financing activities	22,289,112	113,193,807
Net increase in cash and cash equivalents	28,416,290	13,349,145
Cash and cash equivalents beginning of period	8,640,531	21,674,204
Cash and cash equivalents end of period	$37,056,821	$35,023,349
Supplemental cash flow information
Cash paid for interest	$2,104,792	$5,848,391

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common					Additional
	Shares		Preferrence	Warrants		Paid-in	Retained
	Shares	Amount	Shares	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2004	4,000,000	$16,000	$4,000	2,666,658	$800,000	$24,357,936	$36,781,309	$61,959,245

Conversion of preference shares to common shares	2,000,000	8,000	(4,000)			(4,000)		-

Additional shares issuable under anti-dillution provisions of warrant agreement				1,132,172				-

Redesignation and change in par value of common shares from $.004 to $.01	(3,600,000)

Stock split	12,881,692	128,817				(128,817)		-

Change in number on shares issuable under warrants due to change in par value of common shares and stock split				4,488,305				-

Exersice of Series A warrants	5,413,265	54,133		(5,413,265)	(388,812)	388,812		54,133

Cancellation of Series A warrants				(1,687,590)	(121,212)	121,212		-

Cancellation of Series B & C warrants				(897,427)	(269,229)	269,229		-

Initial public offering	7,000,000	70,000				65,030,000		65,100,000

Stock offering costs						(4,312,964)		(4,312,964)

Stock issued to employees as payroll						1,069,000		1,069,000

Proceeds on sale of TBS International Limited stock owned by subsidiaries in connection with intial public offering						795,336		795,336

Net income							42,227,587	42,227,587

Dividends paid							(150,000)	(150,000)
Balance at September 30, 2005	27,694,957	$276,950	$-	288,853	$20,747	$87,585,744	$78,858,896	$166,742,337

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

    TBS International Limited (the "Company") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Note 2 — Initial Public Offering

On June 29, 2005, the Company completed its initial public offering. In this offering, the Company issued and sold 7,000,000 Class A common shares, par value $0.01 per share, for $10.00 per share. The proceeds to the Company, after underwriting fees but prior to deducting offering expenses, totaled $65,100,000. The amounts shown in the accompanying consolidated statement of shareholders’ equity, as contributions to additional paid-in capital, represent payments received for the issuance of the shares in June 2005, in excess of their par value less offering expenses.

Note 3 — New Accounting Pronouncements

    In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’), which replaces Accounting Principles Board Opinion (‘‘APB’’) No. 20 ‘‘Accounting Changes’’, and SFAS No. 3 ‘‘Reporting Accounting Changes in Interim Financial Statements’’. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

    In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective June 30, 2005, the Company has adopted the provisions of FIN 47, the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (‘‘SFAS 123R’’). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company currently follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would result in the same amount. SFAS 123R will not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary assets’’, an amendment of APB No. 29, ‘‘Accounting for Nonmonetary Transactions’’ (‘‘SFAS 153’’). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the Company beginning July 1, 2005 and shall be applied prospectively. The effect of the adoption of SFAS 153 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

Note 4 — Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc.

    In connection with its initial public offering, the Company acquired all of the outstanding shares of common stock of two of its affiliates: TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"). The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition. TBS Shipping Services provides the Company and its subsidiaries with vessel voyage operational management, commercial, chartering, agency and brokerage services. Roymar acts as technical ship manager for the Company and its subsidiaries. The Company purchased the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earning of each company for the period January 1, 2005 through the date of acquisition of $0.6 million that was paid in September 2005, less net cash acquired of $0.8 million. The excess of the purchase price paid over the net book value of the acquired companies was $8,425,935, which was recorded as goodwill. Current assets and liabilities were recorded at fair market value. The fair market value of office equipment and furnishings approximates their carrying value.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma information is not presented, as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	TBS Shipping	Roymar Ship
Description	Services Inc.	Management Inc.	Total

Current Assets	$1,012,981	$200,222	$1,213,203
Equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,429,727	1,996,208	8,425,935

Total assets acquired	8,468,524	2,577,992	11,046,516
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,782,347	$2,309,142	$8,091,489

Note 5 — Inventories
    Inventories consist of the following:

Description	December 31, 2004	September 30, 2005

Fuel	$2,378,790	$4,297,192
Lubricating Oil	514,360	946,894
Other	494,479	492,200
TOTALS	$3,387,629	$5,736,286

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Vessels and Other Fixed Assets

The Company acquired two vessels during the three-months ended September 30, 2005, and twelve vessels during the nine months ended September 30, 2005, including exercising the purchase option under capital lease for the Rockaway Belle. The vessels acquired comprised the following:

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimaed Useful Life at time of Acquisition

Chester Shipping Corp	Tamoyo Maiden	18-Jan-05	$8,000,000	12.0
Rector Shipping Corp	Siboney Belle	9-Feb-05	8,625,000	13.0
Albemarle Maritime Corp	Mohawk Princess	16-Feb-05	12,000,000	7.0
Hansen Shipping Corp	Ainu Princess	23-Feb-05	8,625,000	13.0
Bristol Maritime Corp	Tuscarora Belle	20-Apr-05	12,750,000	9.3
Hudson Maritime Corp	Chesapeake Belle	25-Apr-05	12,750,000	9.4
Glenwood Maritime Corp	Miami Maiden	26-Apr-05	12,240,000	9.4
Windsor Maritime Corp	Shinnecock Belle	7-Jun-05	15,300,000	10.0
Kensington Shipping Corp	Maya Princess	28-Jun-05	15,810,000	6.5
Vessel Acquisitions for the six months ended June 30, 2005			106,100,000

Sterling Shipping Corp	Biloxi Belle	12-Jul-05	15,500,000	9.5
Remsen Navigation Corp	Maori Maiden	6-Sep-05	13,750,000	9.3
Vessel Acquisitions for the three months ended September 30, 2005			29,250,000
Vessel Acquisitions for the nine months ended September 30, 2005			$135,350,000

    On April 22, 2005, the Company exercised its option to purchase the Comanche Belle for $3,815,000. Delivery is expected to be during the first half of November 2005.

    On September 27, 2005, the Company placed a deposit on the vessel M.V. Ikan Tuxpan in the amount of $1,850,000, which is 10% of the $18,500,000 purchase price. The vessel, which will be renamed the Sioux Maiden, and was delivered on November 8, 2005.

On October 12, 2005, the Company placed a deposit on the vessel M.V. Sea Cattleya in the amount of $1,000,000, which is 10% of the $10,000,000 purchase price. The vessel, which will be renamed the Nyack Princess, and was delivered on November 7, 2005.

Depreciation and amortization of vessels and other assets was $3,060,874 and $6,440,294, respectively, for the three and nine months ended September 30, 2004 and $5,486,438 and $11,791,899, respectively, for the three and nine months ended September 30, 2005.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Financing

    The Company's outstanding debt balances were as follows:
	Interest Rate at September 30, 2005	December 31, 2004	September 30, 2005

Series A, First Preferred Ship Mortgage
Notes, 10% due 2005 to 2007	-	$3,887,439	-

GMAC credit facility loan,
expires June 18, 2009	7.428%	13,437,500	$16,456,996

Merrill Lynch credit facility loan,
expires September 1, 2009	7.654%	14,036,269	10,617,407

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	5.46%	7,150,000	6,640,000

AIG credit facility loan,
expires March 10, 2010	6.68%	-	38,054,045

Bank of America credit facility loan,
expires June 10, 2010	6.240%	-	23,437,500
Debt balance		$38,511,208	$95,205,948

The repayment of debt over the next five years and thereafter is as follows:

2005 (October 1, 2005 - December 31, 2005)			$5,222,845
2006			28,391,191
2007			21,000,121
2008			18,808,885
2009			16,063,320
Thereafter			5,719,586
			$95,205,948
Series A, First Preferred Ship Mortgage Notes

In connection with a settlement with bondholders made December 19, 2003, the Company agreed to provide additional compensation to the existing bondholders who accepted a discounted amount from the face of the debt providing certain earnings targets were exceeded. This agreement provided for payment of 25% of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (defined below) in excess of $19,000,000 in 2004 and $21,000,000 in 2005 to these existing bondholders pro rata. The total payment was capped at the bondholders pro rata (94.77%) share of $4,102,500 or $3,887,439. Adjusted EBITDA was defined as EBITDA for the year, less EBITDA attributable to vessels purchased outright or treated as capitalized leases acquired after October 31, 2003. At December 31, 2004, there was an accrual of $3,887,439 recorded on the consolidated balance sheet. The amount was paid on June 30, 2005.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
    The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and funded debt to earnings before interest, taxes, depreciation and amortization "EBITDA" ratios within defined limits. At September 30, 2005, the Company was in compliance with these covenants.

Merrill Lynch Credit Facility

    The original amount of the credit facility with Merrill Lynch was $15.0 million. The Company drew down the full facility in August 2004, to replenish the Company's working capital in connection with the acquisition of two vessels. Interest is at 7.654% and is payable monthly. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. The credit facility is collateralized by First Preferred Ship Mortgages on the vessels Iroquois Maiden and Manhattan Princess and assignment of freight revenue and insurance on such vessels. The credit facility requires that the Company maintain positive working capital.

The Royal Bank of Scotland Credit Facility

The credit facility with The Royal Bank of Scotland was for the original amount of $7.15 million. The Company drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle. Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly. Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown). A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010. The credit facility is collateralized by a First Preferred Ship Mortgage on the vessel Wichita Belle and assignment of freight revenue and insurance. The credit facility requires that the Company maintain a monthly average of $1,500,000 on deposit with the bank.

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The Company drew down $23.5 million in March 2005 to replenish the Company's working capital in connection with the acquisition of four vessels and $ 21.5 million in April 2005 in connection with the acquisition of three vessels. Interest on loans under the credit facility is at the 90-Day LIBOR plus 3.15% and is payable monthly in arrears. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels: Siboney Belle, Ainu Princess, Tamoyo Maiden, Mohawk Princess, Rockaway Belle, Tuscarora Belle and Miami Maiden and assignment of freight revenue and insurance on such vessels.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage, debt to EBITDA, EBITDA to debt service, debt to net worth ratios and working capital ratios within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At September 30, 2005, the Company was in compliance with these covenants.

Bank of America Credit Facility

The credit facility with Bank of America is for $25.0 million. The Company drew down $7.8 million in June 2005 for working capital use and the balance of $17.2 million on July 21, 2005, to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle. Interest on loans under the credit facility is at adjusted LIBOR plus 2.75% or the base rate, as defined in the agreement, plus 1.25% as selected by the Company at the time of the drawdown and is payable monthly in arrears. Payments of principal are due quarterly over 20 quarters, with 50% of the amount borrowed due over the first eight quarters, 40% over the next eight quarters and the balance payable over the remaining four quarters. The loan under the credit facility is collateralized by First Preferred Ship Mortgages on the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle and assignment of freight revenue and insurance.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and debt to EBITDA ratios and net worth within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At September 30, 2005, the Company was in compliance with these covenants.

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

Citibank Revolving Credit Facility

On June 14, 2005, two of the Company's subsidiaries, Newkirk Navigation Corp. and Frankfort Maritime Corp. entered into a $12.0 million revolving credit facility with Citibank, N.A., and, on June 17, 2005, borrowed an aggregate of $12.0 million on the facility. The term of the revolving credit facility commenced on June 17, 2005 (date of first borrowing), and will end on May 31, 2006. Outstanding borrowings under the revolving credit facility bear interest, at the borrower's option at the time of borrowing either at (i) the higher of a floating base rate determined by Citibank and an average three-month certificate of deposit rate plus 0.5%, or (ii) at a rate equal to LIBOR plus 2.0%. The borrowers must pay a commitment fee of 0.25% on any amounts not drawn down under this facility. Interest on amounts outstanding under the revolving credit facility is payable every three months. Advances may be prepaid at any time without penalty and must be repaid in full no later than May 31, 2006. The Company and two of its subsidiaries are guarantors under this facility. The facility is collateralized by First Preferred Ship Mortgages on the vessels Dakota Belle and the Shawnee Princess. On June 30, 2005 the borrowing under the facility was repaid.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

At December 31, 2004, 1,769,231 Series A, 411,756 Series B and 485,671 Series C warrants were outstanding. The warrants were issued by the Company in connection with its emergence from bankruptcy, and were valued at $800,000 at the time of issuance. The fair value was established based upon a cash flow model as determined by a third-party appraiser, and accepted by the bondholders, the U.S. Bankruptcy Court and the Company. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions. The Series A warrants were exercisable if the first Preferred Ship Mortgage Notes were not paid in full by February 8, 2005, and, when exercised, would represent approximately 27% of the total outstanding shares of the Company on a fully diluted basis. The Series B warrants were exercisable if the preference shares were not paid in full by February 8, 2006, and, when exercised, would represent approximately 6% of the total outstanding common shares of the Company on a fully diluted basis. The Series C warrants were exercisable only if the exercise conditions of the Series A and Series B warrants were satisfied and, when exercised, would represent approximately 7% of the total outstanding common shares of the Company.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2005, there were outstanding exercisable warrants to purchase 98,328 new Class A and 190,544 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

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

Note 10 — 2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. Under the incentive plan, in connection with its initial public offering, the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar Ship Management Inc. ("Roymar") and TBS Shipping Services Inc. ("TBS Shipping Services") and 4,500 restricted Class A common shares to its independent directors, all vesting one year after issuance. The aggregate value of restricted Class A common shares issued to the chief financial officer, employees and independent directors was approximately $2.1 million. The restricted share award to the chief financial officer will result in a charge to compensation expense and an increase in paid-in capital of $250,000 in each of the next four years. The Company’s consolidated financial statements for the three and nine months ended September 30, 2005, include compensation costs of $62,500. In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping Services prior to the offering, or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issue of the 106,900 Class A common shares to employees of Roymar and TBS Shipping Services. The share award to Roymar and TBS Shipping Services employees resulted in a one-time charge to compensation expense of $1.9 million and an increase to paid-in capital, which have been included in the consolidated financial statements for the nine months ended September 30, 2005. Employees of Roymar and TBS Shipping Services have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period. The restricted share award to the independent directors will result in a charge to compensation expense and an increase in paid-in capital of $45,000. The Company’s consolidated financial statements for the three and nine months ended September 30, 2005, include compensation costs of $11,250.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerators:
Net income	$9,201,262	$12,276,790	$33,431,698	$42,227,587

Net income allocated to preference shares	3,067,087	-	8,426,620	6,092,408
Net income available for common shareholders (basic and diluted)	$6,134,175	$12,276,790	$25,005,078	$36,135,179

Denominators:
Basic-weighted average common shares outstanding	10,187,795	27,983,829	10,187,795	19,809,880

Restricted stock issued to employees	-	104,500	-	35,982

Dilutive effect of Series A, B & C warrants	10,197,980	-	10,197,980	3,192,075
Diluted-weighted average common shares and potential common shares outstanding	20,385,775	28,088,329	20,385,775	23,037,937

Income per common share:
Basic	$0.60	$0.44	$2.45	$1.82

Diluted	$0.30	$0.44	$1.23	$1.57

As described above in Note 8 — Equity Transactions — Preference Shares, the convertible preference shares were converted into Class C common shares on June 29, 2005 in connection with the initial public offering. Prior to conversion, each convertible preference share was convertible into two Class C common shares. If dividends were declared on the common shares, the preference shares would have been entitled to receive dividends based on the number of Class C common shares that the preference shares were convertible to. The basic earnings per share calculation reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in FAS 128, ‘‘Earnings Per Share’’. The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.

During the three months ended September 30, 2004 and the nine months ended September 30, 2004 and 2005 the convertible preference shares, which were amended on March 30, 2004 to permit conversion to common shares, would have added 5,093,898, 3,433,250 and 3,339,955 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive. During the three months ended September 30, 2005, no shares were added because the convertible shares were converted to Class C common shares on June 29, 2005 as noted above.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Concurrently it issued approximately 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding following the consolidation. The change in common shares have been retroactively adjusted for all financial statements presented for the purpose of calculating basic and diluted earnings per share.

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

On June 29, 2005, certain shareholders who also held Series A warrants exercised their warrants to purchase 5,413,265 common shares; concurrently they cancelled Series A warrants to purchase 1,687,589 shares. At September 30, 2005 exercisable warrants were outstanding to purchase 98,328 new Class A and 190,544 new Class B common shares, which were held by parties not affiliated with our existing shareholders. On June 29, 2005, 100,000 and 4,500 restricted Class A common shares were issued to an officer and to outside directors, respectively.

Note 12 — Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon renamed Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. The Company, through its subsidiary, had an associated vessel that is owned by the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, placed $750,000 as counter-security to provide for estimated arbitration/litigation costs. English legal counsel, who is pursuing the Company's claim for damages, obtained a reduction of $217,500 in the amount of the counter-security to $532,500.

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

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

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company transports cargo throughout the world, including the U.S. The amount of voyage revenue generated in foreign countries (other than the U.S.) is $44.6 million and $36.1 million for the three months ended September 30, 2004 and 2005 and $104.6 million and $118.6 million for the nine months ended September 30, 2004 and 2005, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2004	2005	2004	2005

Brazil	$14,530,685	$11,824,859	$32,295,570	$39,038,774
Japan	6,123,833	6,158,359	15,554,631	20,506,609
Chile	5,292,877	5,951,122	13,803,313	17,156,671
Peru	6,372,845	2,565,721	9,864,996	11,548,597
United Arab Emirates	3,431,934	522,935	7,643,242	655,879
Venezuela	1,644,939	2,712,188	6,049,404	6,900,862
Korea	2,698,567	1,936,051	5,367,820	5,233,551
China	1,352,001	1,835,341	4,423,281	8,070,857
Others	3,177,056	2,633,551	9,595,645	9,443,115
	$44,624,737	$36,140,127	$104,597,902	$118,554,915

    Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue generated from U.S. voyages. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 10.8% and 21.3% of charter hire receivables at December 31, 2004 and September 30, 2005, respectively. One customer accounted for 7.1% and 17.3% of voyage and time charter revenue for the three months ended September 30, 2004 and 2005, respectively. One customer accounted for 7.0 % and 12.5 % of voyage and time charter revenue for the nine months ended September 30, 2004 and 2005, respectively.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in our prospectus and other unforeseen risks. You should not rely on any forward-looking statements.

Overview

    We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. We offer our services globally in more than ten countries to over 300 customers through a network of affiliated service companies.

Our financial results are largely driven by the following factors:
  macroeconomic conditions in the geographic regions where we operate;
  general economic conditions in the industries in which our customers operate;
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
    We completed our initial public offering on June 29, 2005. Our historical consolidated financial statements for the period prior to June 29, 2005 show our results of operations as a private company. After completion of the offering, we became a public company and we estimate that the incremental costs of complying with our new public company reporting obligations will be approximately $2.0 million per year.

Recent Events

On October 11, 2005, the Company announced that it expanded its fleet of vessels by agreeing to acquire the bulk carrier M.V. Sea Cattleya (38,885 dwt) which will be renamed the Nyack Maiden, for $10.0 million. The Company expects to fund the acquisition using proceeds from its recent initial public offering. The vessel was delivered on November 7, 2005.

The Company announced on September 28, 2005, that it agreed to acquire the bulk carrier M.V. Ikan Tuxpan (42,248 dwt) which will be renamed the Sioux Maiden, for $18.5 million. The Company expects to fund the acquisition using proceeds from its initial public offering. The vessel was delivered on November 8, 2005.

    On September 7, 2005, the Company announced that it took delivery of the bulk carrier M.V. Tronador, (37,700 dwt) which was renamed the Maori Maiden, for $13.8 million. This was the first vessel purchased by the Company using the proceeds from the Company's recent initial public offering.

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

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates. The following table sets forth these factors for each of the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Number of vessels (1)	21	18	17	18
Freight voyage days (2)	1,850	1,627	4,570	4,779
Days on hire (3)	1,959	1,686	4,737	5,019
Freight Rates (4)
For all cargoes	$38.32	$52.28	$39.97	$58.29
Excluding aggregates	$53.09	$56.21	$51.59	$60.12

    (1) Weighted average number of vessels in the fleet, not including vessels chartered out.
    (2) Number of days that our vessels were earning revenue, not including vessels chartered out.
    (3) Not including vessels chartered out.
    (4) Weighted average freight rates measured in dollars per ton.

To a significant degree, freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The number of voyage days decreased from 1,850 for the three months ended September 30, 2004, to 1,627 for the same period in 2005. This change was offset by an increase in the time charter days from 420 for the three months ended September 30, 2004, to 1,239 for the same period in 2005 and represents a reallocation of resources made for the third quarter of 2005 based on market conditions. The allocation of resources between voyage and time charters is expected to change in future quarters and will depend on future customer needs and market conditions.

    Time charter revenue consists of a negotiated daily hire rate for the duration of a voyage. The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates. The following table sets forth these factors for each of the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Number of vessels (1)	5	14	7	11
Time Charter days (2)	420	1,239	1,794	2,888
Daily charter hire rates (3)	$17,135	$15,546	$17,801	$17,482

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

Depreciation and amortization expense, through September 30, 2004, was computed on the basis of 25-year useful lives for our vessels compared to 30-year useful life effective January 1, 2005.

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

Lack of historical operating data for vessels before their acquisition

    Since January 1, 2004, we have acquired, or entered into memoranda of agreement to acquire, 19 vessels. Consistent with shipping industry practices, other than inspection of the physical condition of the vessels and examinations of classification society records, there is no historical financial due diligence process when we acquire vessels. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common shares in assessing our business or profitability.

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

EITF 98-3 states that "for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers". The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:
  We provide our own captains, senior officers and crew to the vessels.
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

The revenue-producing activity of the vessels purchased in 2004 and 2005 will be generated from carrying cargoes for our customers on the routes we serve. Seventeen of the 19 vessels purchased have been operated by different parties than their former owners, serving different customers, carrying different cargoes, charging different rates, covering different routes and in all respects engaging in different business with different revenues, costs and operating margins.

    In short, it is our skill and expertise in operating the assets, not the vessels alone, which constitute the business of ocean transportation and allows for revenue to be generated.

Three months ended September 30, 2004 compared to three months ended September 30, 2005

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$48,867	87.2	$39,243	66.5	$(9,624)	(19.7)
Time charter revenue	7,197	12.8	19,263	32.6	12,066	167.7
Other revenue	7	-	513	0.9	506
Total revenue	56,071	100.0	59,019	100.0	2,948	5.3

Voyage expense	17,602	31.4	17,540	29.7	(62)	(0.4)
Vessel expense	22,475	40.1	16,063	27.2	(6,412)	(28.5)
Depreciation and amortization	3,061	5.4	5,486	9.3	2,425	79.2
Management and agency fees	1,151	2.1	59	0.1	(1,092)	(94.9)
General and administrative	1,243	2.2	5,016	8.5	3,773	303.5
Total operating expenses	45,532	81.2	44,164	74.8	(1,368)
Income from operations	10,539	18.8	14,855	25.2	4,316	41.0
Other (expenses) and income
Interest expense	(1,359)	(2.4)	(2,817)	(4.8)	(1,458)	107.3
Other income	21	-	239	0.4	218
Net income	$9,201	16.4	$12,277	20.8	$3,076	33.4

Voyage revenue

The decrease in our voyage revenue for the three months ended September 30, 2005 over the comparable period in 2004 is primarily attributable to the decrease in revenue tons carried of 524,557 tons or 41.1% from 1,275,241 tons for the three months ended September 30, 2004 to 750,684 tons for the same period of 2005. The negative impact to revenue caused by a decrease in cargo volume was offset by an increase in the revenue per ton of $13.96 per ton or 36.4% from $38.32 per ton in the third quarter of 2004 compared to $52.28 per ton for the same period of 2005.

Excluding high-volume, low-freighted aggregates bulk cargo the tons and average freight rates were 848,337 tons and 688,861 tons, respectively for the three months ended September 30, 2004 and 2005, average freight rates increased $3.12 per ton or 5.9% from $53.09 per ton for the three months ended September 30, 2004 compared to $56.21 per ton for the comparable period in 2005. The increase in average freight rates resulted to a significant degree from the increased demand for raw materials from East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates. Our established shipping routes from Latin America, and our long-standing presence in Latin America through our affiliated service companies, positioned us well to take advantage of this increased demand.

The following table shows revenues attributable to our principal cargoes:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
Description	In Thousands	As of % of Total Voyage Revenue	In Thousands	As of % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$16,466	33.7	$14,756	37.6	$(1,710)	(10.4)
Metal concentrates	6,091	12.5	4,941	12.6	(1,150)	(18.9)
Fertilizers	5,248	10.7	3,634	9.3	(1,614)	(30.8)
Other bulk cargo and aggregates	14,704	30.1	10,310	26.3	(4,394)	(29.9)
Agricultural products	3,664	7.5	3,703	9.4	39	1.1
Automoitve products	1,261	2.6	594	1.5	(667)	(52.9)
Other	1,433	2.9	1,305	3.3	(128)	(8.9)
Total voyage revenue	$48,867	100.0	$39,243	100.0	$(9,624)	(19.7)

Time charter revenue

The increase in time charter revenue is attributable to an increase in the chartered vessel days in the amount of 819 days from 420 days for the three months ended September 30, 2004 compared to 1,239 days for the same period of 2005. The positive impact related to the increase in chartered vessel days was offset by a decrease in the average per day charter hire rate in the amount of $1,589 per day or 9.3% from an average of $17,135 per day for the three months ended September 30, 2004 compared to an average of $15,546 for the comparable period in 2005.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, as are changes in bunker fuel costs, commission expense and port call expense. The following table shows the change in the number of voyage days in the three months ended September 30, 2004 compared to the comparable period in 2005.

	Three Months Ended
	September 30, 2004	September 30, 2005	Increase (Decrease)
Freight voyage days	1,850	1,627	(223)	(12.1%)
Time charter days	420	1,239	819	195.0%
Total voyage days	2,270	2,866	596	26.3%

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2005			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Per-centage	As a % of Revenue
Fuel expense	$5,451	31.0	9.7	$6,792	38.6	11.4	$1,341	24.6	1.7
Commission expense	3,747	21.3	6.7	2,186	12.5	3.7	(1,561)	(41.7)	(3.0)
Port call expense	4,303	24.4	7.7	3,693	21.1	6.3	(610)	(14.2)	(1.4)
Stevedore and other
cargo-related expense	2,932	16.7	5.2	2,996	17.1	5.1	64	2.2	(0.1)
Miscellaneous voyage expense	1169	6.6	2.1	1873	10.7	3.2	704	60.2	1.1
Voyage expense	$17,602	100.0	31.4	$17,540	100.0	29.7	$(62)	(0.4)	(1.7)

The 24.6% increase in fuel expense is primarily due to the increase in both the average price per metric ton ("MT") and consumption from $227 per MT and 23,971 MT for the three months ended September 30, 2004 compared to $279 per MT and 24,304 MT for the comparable period in 2005. The 41.7% decrease in commission expense is primarily due to commissions paid to TBS Shipping Services during the quarter of $1.2 million which have been eliminated in consolidation after TBS Shipping Services became a subsidiary of the Company. The 2004 third quarter commission expense includes commissions paid to TBS Shipping Services. The 14.2% decrease in port call expense is primarily due to the decrease in the number of port calls from 258 port calls for the three months ended September 30, 2004 compared to 214 port calls for the comparable period in 2005.

Miscellaneous voyage expense increased $0.7 million for the three months ended September 30, 2005 over the comparable period in 2004 primarily due to an increase of $0.2 million in container overhead charges and a $0.3 million increase in despatch expense.The 1.7% decrease in voyage expense as a percentage of revenue from 31.4% for the three months ended September 30, 2004 to 29.7% for the comparable period in 2005 is primarily due to the increase in fuel and miscellaneous voyage expenses expressed as a percentage of revenue of 2.8% offset by a decrease of 4.5% in all other voyage expense categories.

Vessel expense

Vessel expenses are charter hire fees paid to owners for use of their vessels, space charters (relets) as well as owned vessel operating expenses (crewing, stores, lubes, repairs and maintenance including drydock reserves, registration taxes and fees, insurance and communication expenses). The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As of % of Vessel Expense	In Thousands	As of % of Vessel Expense	In Thousands	Percentage
Chartered-in vessel expense	$15,333	68.2	$4,972	31.0	$(10,361)	(67.6)
Owned vessel expense	5,351	23.8	10,839	67.4	5,488	102.6
Space charter expense	1,791	8.0	252	1.6	(1,539)	(85.9)
Vessel expense	$22,475	100.0	$16,063	100.0	$(6,412)	(28.5)

The decrease in vessel expense for the three months ended September 30, 2005 is primarily attributable to a decrease in the chartered vessel fleet and a decrease in the charter hire rates that we paid for chartered-in vessels. This decrease was offset by higher owned vessel expenses resulting from an increase in our owned vessel fleet.

Depreciation and amortization

The $2.4 million increase in depreciation and amortization expense from $3.1 million for the three months ended September 30, 2004 compared to $5.5 million for the comparable period in 2005 reflects the growth of our controlled fleet offset by the increase in the useful life of vessels from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate increased our net income by $6.0 million for the three months ended September 30, 2005.

Management fees

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As of % of Management Fees	In Thousands	As of % of Management Fees	In Thousands	Percentage
Technical management fees	$530	46.0	$-	-	$(530)	(100.0)
Operational management fees	621	54.0	59	100.0	(562)	(90.5)
Total management fees	$1,151	100.0	$59	100.0	$(1,092)	(94.9)

We paid management fees to our affiliated service companies: Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operation have been included in our consolidated financial statements as of the date of their acquisition in June 2005. Management fees shown below include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees; however, the fees have been eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses.Technical management fee expense for the three months ended September 30, 2004 was $0.5 million compared to $1.0 million, prior to the elimination (of $1.0 million) as described above, for the three months ended September 30, 2005. The increase is primarily due to an increase in the average number of vessels under management, which increase from an average of 15 vessels for the three months ended September 30, 2004 to an average of 27 vessels for the same period in 2005. At the end of September 30, 2004 and 2005, there were 15 and 28 vessels, respectively, under management.

Operations management fee expense for the three months ended September 30, 2004 was $0.6 million compared to $0.8 million, prior to the elimination (of $0.7 million) as described above, for the three months ended September 30, 2005. Management fees are based on voyage days, which increased 596 days or 26.3% from 2,270 days for the three months ended September 30, 2004 to 2,866 days for the same period in 2005.

General and administrative expense

The $3.8 million increase in general and administrative expense for the three months ended September 30, 2005 is primarily due to the inclusion of Roymar and TBS Shipping Services expenses (mainly salary and related costs) after we acquired these companies. Prior to our acquisition of Roymar and TBS Shipping Services in June 2005, we were charged management fees and commissions by these service companies; accordingly, these costs were reflected as management fees and as part of voyage costs.

Income from operations

The $4.3 million increase in income from operations for the three months ended September 30, 2005 over the comparable period in 2004 is attributable in significant part to increased freight rates and a decrease in total operating expense. Operating margin increased 6.4% from 18.8% for the three months ended September 30, 2004 compared to 25.2% for the comparable period in 2005.

Interest expense

The $1.5 million or 107.3% increase in interest expense for the three months ended September 30, 2005 over the comparable period in 2004 was due to borrowings drawn down on July 1, 2004, August 26, 2004, December 23, 2004, February 18, 2005, March 1, 2005, April 21, 2005, April 27, 2005, June 30, 2005 and July 21, 2005 in the amounts of $15.0 million, $15.0 million, $7.2 million, $7.5 million, $23.5 million, $13.8 million, $7.7 million, $7.8 million and $17.2 million, respectively. In addition, we drew down $12.0 million on June 17, 2005 against our revolving credit facility. On June 30, 2005, borrowings under our revolving credit facility were repaid.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2005
	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$118,139	78.6	$129,364	71.7	$11,225	9.5
Time charter revenue	31,935	21.2	50,487	28.0	18,552	58.1
Other revenue	267	0.2	598	0.3	331	124.0
Total revenue	150,341	100.0	180,449	100.0	30,108	20.0
Voyage expense	44,029	29.3	53,862	29.8	9,833	22.3
Vessel expense	54,738	36.4	52,247	29.0	(2,491)	(4.6)
Depreciation and amortization	6,440	4.3	11,792	6.5	5,352	83.1
Management and agency fees	3,139	2.1	2,624	1.5	(515)	(16.4)
General and administrative	5,166	3.4	11,486	6.4	6,320	122.3
Total operating expenses	113,512	76	132,011	73	18,499
Income from operations	36,829	24.5	48,438	26.8	11,609	31.5
Other (expenses) and income
Interest expense	(3,436)	(2.3)	(6,621)	(3.7)	(3,185)	92.7
Other income	39	-	411	0.2	372
Net income	$33,432	22.2	$42,228	23.4	$8,796	26.3

Voyage revenue
    The increase in our voyage revenue for the nine months ended September 30, 2005 over the comparable period in 2004 is primarily attributable to the average freight rate increase of $18.32 per ton or 45.8% from $39.97 per ton in 2004 compared to $58.29 per ton in 2005.

Excluding high-volume, low-freighted aggregates bulk cargo, the tons and the average freight rates were 2,134,259 tons and 2,140,959 tons, respectively for the nine months ended September 30, 2004 and 2005, average freight rates increased $8.53 per ton or 16.5% from $51.59 per ton for the nine months ended September 30, 2004 compared to $60.12 per ton for the comparable period in 2005. The increase in average freight rates resulted to a significant degree from the demand for raw materials by East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates. Our established shipping routes from Latin

America, and our long-standing presence in Latin America through our affiliated service companies, positioned us well to take advantage of this increased demand.

The following table shows revenues attributable to our principal cargoes:

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Increase (Decrease)
Description	In Thousands	As of % of Total Voyage Revenue	In Thousands	As of % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$43,971	37.2	$52,558	40.6	$8,587	19.5
Metal concentrates	14,474	12.3	19,361	15.0	4,887	33.8
Fertilizers	12,549	10.6	11,201	8.7	(1,348)	(10.7)
Other bulk cargo and aggregates	31,596	26.7	33,305	25.7	1,709	5.4
Agricultural products	9,427	8.0	7,209	5.6	(2,218)	(23.5)
Automoitve products	3,544	3.0	2,305	1.8	(1,239)	(35.0)
Other	2,578	2.2	3,425	2.6	847	32.9
Voyage revenue	$118,139	100.0	$129,364	100.0	$11,225	9.5

Time charter revenue

The increase in time charter revenue is attributable to an increase in the chartered out vessel days offset by a decrease in the average daily charter hire rate. The chartered vessel days increased 1,094 days or 61.0% from 1,794 days for the nine months, ended September 30, 2004 compared to 2,888 days for the same period in 2005. The increase is attributable to both the increase in demand for ocean transportation of freight to accommodate growing economies in East Asia and Africa and the relative scarcity of dry bulk carriers to meet that demand. The average charter hire rate decreased $319 per day or 1.8% from $17,801 for the nine months ended September 30, 2004 compared to $17,482 for the comparable period in 2005.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, as is increases in bunker fuel costs, commission expense and port call expense. The following table shows the change in the number of voyage days in the nine months ended September 30, 2004 compared to the comparable period in 2005.
	Nine Months Ended
	September 30, 2004	September 30, 2005	Increase (Decrease)
Freight voyage days	4,570	4,779	209	4.6%
Time charter days	1,794	2,888	1,094	61.0%
Total voyage days	6,364	7,667	1,303	20.5%

    The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2005			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Per-centage	As a % of Revenue
Fuel expense	$13,166	29.9	8.7	$18,707	34.7	10.4	$5,541	42.1	1.7
Commission expense	9,782	22.2	6.5	9,841	18.3	5.5	59	0.6	(1.0)
Port call expense	10,471	23.8	7.0	11,638	21.6	6.4	1,167	11.1	(0.6)
Stevedore and other
cargo-related expense	7,184	16.3	4.8	8,189	15.2	4.5	1,005	14.0	(0.3)
Miscellaneous
voyage expense	3,426	7.8	2.3	5,487	10.2	3.0	2,061	60.2	0.7
Voyage expense	$44,029	100.0	29.3	$53,862	100.0	29.8	$9,833	22.3	0.5

    The 22.3% increase in voyage expense for the nine months ended September 30, 2005 over the comparable period in 2004 is primarily attributable to the increase in fuel expenses, port call expense and stevedore and other cargo related expense.

    The 0.5% increase in voyage expense as a percentage of revenue from 29.3% for the nine months ended September 30, 2004 compared to 29.8% for the comparable period in 2005 is primarily due to the increase in fuel expense expressed as a percentage of revenue of 1.7% and an increase in miscellaneous voyage expense expressed as a percentage of revenue of 0.7% offset by a decrease of 1.9% in all other voyage expense categories.

The 42.1% increase in fuel expense is primarily due to the increase in both the average price per MT and consumption from $212 per MT and 62,140 MT for the nine months ended September 30, 2004 compared to $269 per MT and 69,436 MT for the comparable period in 2005. Commission expense increased 0.6% from the nine months ended September 30, 2004 compared to the comparable period in 2005. Commissions did not increase in line with the 9.5% increase in voyage revenue, because commissions paid to TBS Shipping Services after the date that TBS Shipping Services became part of the consolidation were eliminated in consolidation. The 2004 commission expense includes nine months of commission paid to TBS Shipping Services. The 11.1% increase in port call expense is attributable to the increase in port calls from 606 port calls for the nine months ended September 30, 2004 compared to 647 port calls for the comparable period in 2005. The increase in stevedore and other cargo-related expenses for the nine months ended September 30, 2005 resulted from an increase in voyage activity. As a percentage of voyage revenue, cargo booked under full or partial free-in free-out terms — shipments in which the shipper pays the costs of loading and unloading — decreased from 83.4% to 83.1% of voyage revenue for the nine months ended September 30, 2004 and 2005, respectively and cargo booked under full liner terms — shipments in which we bear the costs of loading and unloading — increased from 16.6% to 16.9% of voyage revenue for the nine months ended September 30, 2004 and 2005, respectively.

Vessel expense

Vessel expenses are charter hire fees paid to owners for use of their vessels, space charters (relets) as well as vessel operating expenses (crewing, stores, lubes, repairs and maintenance including drydock reserves, registration taxes and fees, insurance and communication expenses). The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As of % of Vessel Expense	In Thousands	As of % of Vessel Expense	In Thousands	Percentage
Chartered-in vessel expense	$37,506	68.5	$22,344	42.7	$(15,162)	(40.4)
Owned vessel expense	14,163	25.9	27,150	52.0	12,987	91.7
Space charter expense	3,069	5.6	2,753	5.3	(316)	(10.3)
Vessel expense	$54,738	100.0	$52,247	100.0	$(2,491)	(4.6)

The decrease in vessel expense for the nine months ended September 30, 2005 is primarily attributable to a decrease in the chartered -in vessel fleet and a decrease in the charter hire rates that we paid for chartered-in vessels. This decrease was offset by higher owned vessel expenses resulting from an increase in our owned vessel fleet.

    The 7.4% decrease in vessel expense as a percentage of revenue in 2004 resulted from a greater increase in revenue (freight rates) than in vessel expenses.

Depreciation and amortization

The $5.4 million increase in depreciation and amortization expense from $6.4 million for the nine months ended September 30, 2004 compared to $11.8 million for the comparable period in 2005 reflects the growth of our controlled fleet offset by the change in the useful life of vessels from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate increased our net income by $12.1 million for the nine months ended September 30, 2005.

Management fees
	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005		Increase (Decrease)
	In Thousands	As of % of Management Fees	In Thousands	As of % of Management Fees	In Thousands	Percentage
Technical management fees	$1,397	44.5	$1,413	53.8	$16	1.1
Operational management fees	1,742	55.5	1,211	46.2	(531)	(30.5)
Total management fees	$3,139	100.0	$2,624	100.0	$(515)	(16.4)

    We paid management fees to our affiliated service companies: Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operation have been included in our consolidated financial statements as of the date of their acquisition in June 2005. Management fees shown below include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees; however, the fees have been eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses.

    Technical management fee expense for the nine months ended September 30, 2004 was $1.4 million compared to $2.5 million, prior to the elimination (of $1.1 million) as described above, for the nine months ended September 30, 2005. The increase is primarily due to an increase in the average number of vessels under management, which increase from an average of 13 vessels for the nine months ended September 30, 2004 to an average of 23 vessels for the same period in 2005. At the end of September 30, 2004 and 2005 there were 15 and 28 vessels, respectively, under management. The remaining part of the increase is due to a cost of living increase in the monthly management fee per vessel of $1,131 or 10.4% from $10,898 per month per vessel to $12,029 per month per vessel effective February 9, 2004.

Operations management fee expense for the nine months ended September 30, 2004 was $1.7 million compared to $2.1 million, prior to the elimination (of $0.9 million) as described above, for the nine months ended September 30, 2005. Management fees are based on voyage days, which increased 1,303 days or 20.5% from 6,364 days for the nine months ended September 30, 2004 compared to 7,667 days for the same period in 2005. The remaining part of the increase is due to a cost of living increase of $26.00 per day or 10.4% from $252 per day to $278 per day effective February 8, 2004.

General and administrative expense

The $6.3 million increase in general and administrative expense for the nine months ended September 30, 2005 is primarily due to one-time charges to compensation for the bonus paid to our chief financial officer in the amount of $2.2 million and to the cost of share grants to our employees and related payroll taxes of $1.9 million that were made in connection with our initial public offering. The increase is also due to the inclusion of Roymar and TBS Shipping Services (mainly salary and related costs) after we acquired these companies. Prior to our acquisition of Roymar and TBS Shipping Services in June 2005, we were charged management fees and commissions by these service companies; accordingly, these costs were reflected as management fees and as part of voyage costs.

Income from operations

The $11.6 million increase in income from operations for the nine months ended September 30, 2005 over the comparable period in 2004 is attributable in significant part to increased freight rates and time charter rates and a decrease in operating expenses. Operating margin increased 2.3% from 24.5% for the nine months ended September 30, 2004 compared to 26.8% for the comparable period in 2005. Included in income from operations for the nine months ended September 30, 2005 are one-time charges to compensation expense for a $2.2 million bonus paid to our chief financial officer and $1.9 million in additional compensation resulting from issuing shares to employees of our subsidiaries, Roymar and TBS Shipping Services, in connection with our public offering.

Interest expense

The 92.7% increase in interest expense for the nine months ended September 30, 2005 over the comparable period in 2004 was due to long term mortgage borrowings drawn down on July 1, 2004, August 26, 2004, December 23, 2004, February 18, 2005, March 1, 2005, April 21, 2005, April 27, 2005, June 30, 2005 and July 21,2005 in the amounts of $15.0 million, $15.0 million, $7.2 million, $7.5 million, $23.5 million, $13.8 million, $7.7 million, $7.8 million and $17.2 million, respectively. In addition, we drew down $12.0 million on June 17, 2005 against our revolving credit facility. On June 30, 2005, borrowings under our revolving credit facility were repaid.

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

Our practice has been to acquire ships using a combination of funds received from operating cash flows, debt secured by mortgages on our ships and long-term capital lease arrangements. We expect to use our operating cash flows, proceeds from our issuance of common shares and borrowings to fund vessel acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of newer ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and our equity offerings to implement our growth plan. We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities and credit facilities to be added in the future will be sufficient to meet our liquidity needs for the next year.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2004 and September 30, 2005 were $21.7 million and $35.0 million, respectively. The increase in cash and cash equivalents from December 31, 2004 to September 30, 2005 was the result of $53.6 million in net cash provided by operating activities and $113.2 million in net cash provided by financing activities, offset by $153.4 million in net cash used in investing activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $36.4 million and $153.4 million during the nine months ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004, investing activities consisted of vessel acquisitions and capital improvements of $34.5 million and deposits on vessels to be delivered after September 30, 2004 of $1.9 million. For the nine months ended September 30, 2005, investing activities consisted of vessel acquisitions and capital improvements of $143.7 million, deposits on vessels to be delivered after September 30, 2005 of $1.9 million, $7.3 million cash paid, net of cash acquired, for the stock of TBS Shipping Services and Roymar and $0.5 million security paid in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the M.V. Sea Pantheon). The security paid in connection with the claim was reduced from $750,000 to $532,500 during the quarter ended September 30, 2005.

Beginning in the last half of 2004, we began acquiring vessels to increase our controlled fleet - the vessels that we own or charter-in with an option to purchase. During the nine months ended September 30, 2005, we acquired 11 vessels, excluding the Rockaway Belle on which we exercised our purchase option. We paid $143.7 million during the nine months which consisted of $130.2 million paid upon delivery of the vessels, take-over costs of $11.0 million incurred in connection with the acquisition of the vessels, vessel capital improvements of $1.7 million and other fixed assets of $0.8 million. In 2004, we had previously paid deposits of $7.5 million on these vessels. We made a deposit of $1.9 million for the Sioux Maiden (formerly the M.V. Ikan Tuxpan) during the period ended September 30, 2005. The vessel had a purchase price of $18.5 million and was delivered on November 8, 2005. In connection with our initial public offering we purchased the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earning of each company for the period January 1, 2005 through the date of acquisition of $0.6 million which was paid in September 2005, less net cash acquired of $0.8 million. At September 30, 2005, we had signed memorandum of agreements (“MOA”) for the acquisition of three vessels, including an MOA on the vessel M.V. Comanche Belle on which we exercised our purchase option under a capital lease. The Sioux Maiden (formerly the M.V. Ikan Tuxpan), the Nyack Maiden (formerly the M.V. Sea Cattleya) and the Huron Maiden (formerly the M.V. Comanche Belle) have purchase prices of $18.5 million, $10.0 million, and $3.8 million, respectively. The M.V. Ikan Tuxpan and M.V. Sea Cattleya were delivered on November 8th and 7th, respectively and the M.V. Comanche Belle is expected to be delivered during the third week in November of this year. The M.V. Ikan Tuxpan and M.V. Sea Cattleya were the second and third acquisitions using the proceeds from our recent initial public offering.

Cash Flows from Financing Activities

Net cash provided by financing activities was $22.3 million during the nine months ended September 30, 2004 made up of: $29.4 million long-term bank borrowings that replenished working capital used to fund the purchase of three vessels, reduced by $6.9 million of repayments of obligations under capital leases and debt principal and a dividend on preferred stock of $150,000. For the nine months ended September 30, 2005 net cash provided by financing activities was $113.2 million consisting of: $61.6 million of net proceeds from the issuance of Class A common shares in our initial public offering and $77.5 million long-term bank borrowings to finance the purchase of vessels, reduced by $25.8 million of repayments of obligations under capital leases and debt principal, including the payment of the $2.5 million purchase option under the capital lease for the Rockaway Belle, and payment of a dividend on preferred stock of $150,000. We borrowed $12.0 million, on a temporary basis, under our revolving credit facility on June 17, 2005 to fund our working capital. We temporarily used a portion of the net proceeds of our initial public offering to repay these borrowings under the revolving credit facility.

Charter Hire Receivables

Our net charter hire receivables balance at December 31, 2004 and September 30, 2005 was $17.3 million and $16.3 million, respectively. Our gross charter hire receivables balance at December 31, 2004 and September 30, 2005 was $18.8 million and $17.3 million, respectively.

In accordance with our reserve policy, we take a percentage of outstanding receivables, based on prior years' experience, as a general reserve — usually between 2% and 3% of the receivables balance. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. The additional reserves totaled $1.1 million and $0.6 million and our aggregate reserves totaled $1.5 million and $1.0 million at December 31, 2004 and September 30, 2005, respectively.

Inventories

Our inventory account balance at December 31, 2004 and September 30, 2005 and was $3.4 million and $5.7 million, respectively. The inventory consists primarily of fuel and lubricating oil, which increased as our controlled vessels increased from 18 vessels at year ended December 31, 2004 to 29 vessels at September 30, 2005.

Prepaid Expenses

Our prepaid expense account balance at December 31, 2004 and September 30, 2005 was $3.9 million and $2.5 million, respectively. Prepaid charter hire and vessel expense decreased $0.9 million and $1.5 million, respectively from $1.4 million and $1.7 million, respectively, at December 30, 2004 to $0.5 million and $0.2 million, respectively at September 30, 2005. This decrease was offset by a $1.0 million increase in prepaid insurance from $0.8 million at December 31, 2004 to $1.8 million at September 30, 2005.

Other Commitments

Our contractual obligations as of September 30, 2005 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$95,206	$27,104	$59,757	$8,345	$-
Capital lease obligations	29,654	7,350	22,304		-
Operating Lease obligations	16,081	15,338	743		-
Other Purchase obligations (2)	30,465	30,465	-	-	-
Total contractual cash obligations	$171,406	$80,257	$82,804	$8,345	$-

 (1) As of September 30, 2005, we had $95.2 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, consisting of $16.5 under the $22.5 million credit facility with a group of lenders led by GMAC Commercial Finance LLC, $10.6 million under the $15.0 million credit facility with Merrill Lynch Business Financial Services, Inc., $6.6 million under the $7.2 million credit facility with the Royal Bank of Scotland plc., $38.1 million under the $45.0 million credit facility with AIG Commercial Equipment Finance, Inc and $23.4 million under the $25.0 million credit facility with Bank of America.

(2) We purchased, or entered into memoranda of agreement to purchase, three vessels in the fourth quarter of 2005 at an aggregate purchase price of $32.3, including an MOA on the vessel the M.V. Comanche Belle on which we exercised our purchase option under a capital lease.

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

Significant Related Party Transactions
    Pursuant to agency agreements, our operations have been planned, executed and supervised by TBS Shipping Services, Roymar and TBS Commercial Group and its subsidiaries in exchange for fees and commissions paid by us to such entities. After giving effect to the offering, James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively will beneficially own approximately 64.3% of our issued and outstanding common shares. Each of these individuals is also a principal of, and together control, TBS Commercial Group. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce have been principals of, and together controlled, TBS Shipping Services and Roymar. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates, and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which fees are also based on market rates for such services. For the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, we paid TBS Commercial Group $1.6 million, $1.4 million, $3.7 million and $4.4 million, respectively.

    Globe Maritime Limited, owned by James W. Bayley, acts as our chartering broker and charges commissions for arranging charters and the sale and purchase of vessels, which commissions are based upon market rates. For the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, we paid Globe Maritime $19,877, $0, $59,391 and $32,922, respectively.

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

TBS Shipping Services and Roymar maintain an office in Yonkers, New York that is leased from our founder, chairman and chief executive officer, Joseph E. Royce. For the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, payments to Mr. Royce under this lease totaled $60,000, $60,000, $200,000 and $200,000, respectively.

TBS International Limited, TBS Shipping Services and TBS Commercial Group paid legal fees to Lawrence A. Blatte, who is one of our principal shareholders and became a senior executive vice president of International in March 2005. For the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, payments from International to Mr. Blatte for legal services totaled $198,990, $134,110, $285,525 and $503,133, respectively. For the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, payments from TBS Shipping Services and TBS Commercial Group to Mr. Blatte for legal services totaled $50,000, $0, $50,000 and $150,000, respectively.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for all our accounting changes and corrections of errors made beginning January 1, 2006.

    In April 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Effective June 30, 2005, we have adopted the provisions of FIN 47; the adoption of which did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities”. FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. Effective April 1, 2005, we have adopted the provisions of FIN 46(R), the adoption of which did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires us to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. We currently follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would result in the same amount. SFAS 123R will not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, "Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective beginning July 1, 2005 and shall be applied prospectively. The effect of the adoption of SFAS 153 is immaterial to our consolidated results of operations, cash flows or financial position.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Risk Management:

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At September 30, 2005, we had $86.4 million of floating rate debt with margins over LIBOR ranging from 1.5% to 3.7% compared to $24.5 million as of December 31, 2004. As an indication of the extent of our sensitivity to interest rate changes, an increase in LIBOR of 100 basis points would have decreased our net income and cash flows for the nine months ending September 30, 2005 by approximately $648,000 based upon our debt level at September 30, 2005.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 5.8% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At September 30, 2005, approximately 5.4% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4.    Controls and procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's current disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

In connection with the acquisition of the vessel Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. The Company, through its subsidiary, had an associated vessel owned by the seller arrested to secure its claim. The vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel. The Company, as required under English law, placed $750,000 as counter-security to provide for estimated arbitration/litigation, costs. English legal counsel, who is pursuing the Company's claim for damages, obtained a reduction of $217,500 in the amount of the counter-security to $532,500.

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the legal proceedings pending against us, individually or in the aggregate, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits
(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.
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

TBS INTERNATIONAL LIMITED
(Registrant)

Date: November 10, 2005	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

Date: November 10, 2005	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

Date: November 10, 2005	/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer