Form 10-K
period 2005-12-31
TBS INTERNATIONAL LTD
filed 2006-03-16
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2005
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Shares, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Act).

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $83.9 million on June 30, 2005, based upon the last reported sales price of such stock on the NASDAQ National Market on that date.

As of March 1, 2006, the registrant had outstanding 14,290,496 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, is incorporated by reference in Part III to the extent described herein.

As used in this Annual report on Form 10-K, the terms “we,”“our,” and “us” refer to TBS International Limited and its consolidated subsidiaries. We use the term “International” and “Company” when we wish to refer only to the holding company that is the issuer of our common shares an not to TBS International Limited and its consolidated subsidiaries

PART I

Item 1 BUSINESS

A. Overview

    We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Over the past 13 years, we have developed our franchise around key trade routes between Latin America and China, Japan and South Korea, as well as select ports in North America, Africa and the Caribbean. We provide frequent regularly scheduled voyages in our network, as well as cargo scheduling, loading and discharge for our customers. As of December 31, 2005, our fleet totaled 37 vessels, including 24 ships that we own, seven that we operate under charters with options to purchase and six that we charter-in under long-term and short-term charters without options to purchase. Short-term charters have initial terms of less than one year.  In addition, we have a memorandum of agreement to purchase one multipurpose tweendecker that is scheduled to be delivered to us in the second quarter of 2006. For the year ended December 31, 2005, we carried 3.2 million tons of cargo, operated 198 voyages and generated total revenue and net income of $248.0 million and $53.3 million, respectively. For the year ended December 31, 2004, we carried 3.7 million tons of cargo, operated 182 voyages and generated total revenue and net income of $208.8 million and $41.9 million, respectively.

    International was incorporated in Bermuda in 1997 as the successor to a business established in 1993. International's registered office is located at Commerce Building, Chancery Lane, Hamilton HM 12, Bermuda. The telephone number at that address is (441) 295-9230. TBS Shipping Services Inc. and Roymar Ship Management, Inc, who serve as our disclosed agents  maintain offices at 612 East Grassy Sprain Road, Yonkers, New York and 455 Central Park Avenue, Scarsdale, New York, respectively. The telephone numbers at the Yonkers address and Scarsdale address are (914) 961-1000 and (914) 337-0714, respectively.

    On June 29, 2005, we completed our initial public offering of 7,000,000 Class A common shares, for $10.00 per share. We raised capital of $65,100,000 after underwriting fees but before offering expenses.

B. Forward -Looking Statements

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only our management's current expectations. They are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "anticipates," "believes," "estimates," "expects," "future," "intends," "plans" and similar terms.

    Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in our prospectus and other unforeseen risks. You should not rely on any forward-looking statements.

C. Recent Developments

    On December 29, 2005, we announced that we expanded our fleet of vessels by agreeing to acquire the multipurpose tweendecker Kibishio Maru to be renamed Aztec Maiden for $8.1 million. We expect to fund the acquisition using proceeds from the $17.5 Million Credit Facility with Merrill Lynch and working capital. We expect delivery of the Kibishio Maru in April of 2006.
    On December 15, 2005, the Company through its subsidiaries Sterling Shipping Corp. and Remsen Navigation Corp., entered into a credit agreement for $17.5 million with Merrill Lynch Business Financial Services Inc., acting through its division, Merrill Lynch Capital. The Credit Agreement is collateralized by Ship Mortgages on the Biloxi Belle and Maori Maiden as well as an assignment of all charter hires and earnings related to the collateral. In addition, the credit agreement is cross-collateralized by Second Mortgages on the Iroquois Maiden and the Manhattan Princess as well as second assignments of all charter hires and earnings on these vessels and guarantees by the Company and certain of its other subsidiaries.

D. Fleet Overview

    Our current controlled fleet consists of 31 vessels and is comprised of multipurpose tweendeckers and handymax bulk carriers. All vessels are flagged in Philippines. The following table provides information regarding the 31 vessels in our controlled fleet.

		Year	Deadweight
Vessel Name	Vessel Type	Built	Weight Tons
Tamoyo Maiden	Multipurpose Tweendecker	1986	17,325
Ainu Princess	Multipurpose Tweendecker	1987	17,325
Siboney Belle	Multipurpose Tweendecker	1987	17,325
Dakota Belle	Multipurpose Tweendecker	1977	18,576
Seneca Maiden (1)	Multipurpose Tweendecker	1986	19,762
Kiowa Princess (1)	Multipurpose Tweendecker	1986	19,762
Navajo Princess (1)	Multipurpose Tweendecker (2)	1987	21,902
Shawnee Princess	Multipurpose Tweendecker	1984	22,323
Inca Maiden (1)	Multipurpose Tweendecker (2)	1986	23,133
Taino Maiden	Multipurpose Tweendecker	1985	23,278
Tuckahoe Maiden	Multipurpose Tweendecker	1985	23,278
Cherokee Princess (1)	Multipurpose Tweendecker	1990	23,286
Huron Maiden	Multipurpose Tweendecker	1983	23,300
Apache Maiden (1)	Multipurpose Tweendecker	1987	23,319
Kickapoo Belle (1)	Multipurpose Tweendecker	1987	23,319
Mohegan Princess	Multipurpose Tweendecker	1983	26,320
Tayrona Princess	Multipurpose Tweendecker	1983	26,320
Wichita Belle	Handymax Bulk Carrier	1991	28,843
Rockaway Belle	Handymax Bulk Carrier	1982	35,025
Shinnecock Belle	Handymax Bulk Carrier	1985	37,268
Maya Princess	Multipurpose Tweendecker	1983	37,425
Maori Maiden	Handymax Bulk Carrier	1984	37,734
Nyack Princess	Handymax Bulk Carrier	1984	38,885
Biloxi Belle	Handymax Bulk Carrier	1984	39,225
Miami Maiden	Handymax Bulk Carrier	1984	39,333
Iroquois Maiden	Handymax Bulk Carrier	1983	40,876
Sioux Maiden	Handymax Bulk Carrier	1984	42,248
Mohawk Princess	Handymax Bulk Carrier	1982	42,360
Chesapeake Belle	Handymax Bulk Carrier	1984	44,146
Tuscarora Belle	Handymax Bulk Carrier	1984	44,146
Manhattan Princess	Handymax Bulk Carrier	1982	45,526

(1)
Chartered-in vessels under long term charter that have a purchase option and relate to a sale-lease back transaction entered into December 2003. The charter meets the criteria for treatment as a capital lease. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the lesser of the period of expected use of the assets or the lease term. Commitments to repay the principal amounts arising under capital lease obligations are included in liabilities.

(2)
These vessels are multipurpose tweendecker with the ability to carry wheeled cargo such as automobiles, tractors or trailers. The vessel allows cargo to be "rolled on" and "rolled off" in addition to allowing cargo to be “lifted-on” and “lifted-off”.

    Our multipurpose tweendecker vessels have retractable tweendecks that can convert a multipurpose tweendecker to a bulk carrier, and back again, depending on the cargo. Unlike container ships, which can carry only cargo that can be or has been pre-packaged into standard 20-foot or 40-foot containers, or bulk carriers that limit the ability to mix different cargoes in any one hold, multipurpose tweendeckers can be divided into multiple cargo compartments by a mezzanine deck, or tweendeck. The tweendeck permits the carriage of cargoes of differing sizes and shapes in the same or separate holds and permits greater flexibility in the stowage and carriage of cargo. Many of our vessels sailing eastbound from Asia will stop at multiple Latin American ports to discharge cargo and load additional cargo for shipment to other ports. Cargoes are stowed in a manner that facilitates efficient loading and discharging. The tweendeck also facilitates the safe transport of larger volumes of heavy cargo that must be secured to a steel deck and could otherwise only be stowed on the floor of the hold, offering the opportunity to transport as much as twice the volume of goods that a comparably-sized single interior deck vessel would transport.

    The following diagram shows a typical multipurpose tweendeck ship fitted for different types of cargo. The diagram illustrates how the tweendeck structure permits the carriage of different types of cargo on any voyage.

Bulk Carriers

    Our bulk carriers range in size from 28,800 dwt to 45,500 dwt. Several of the vessels have equipment which enable self-loading and discharging, in an effort to enhance our ability to serve a broad range of ports.

E. Business Strategy

    We target niche markets, including trade routes, ports and cargo not efficiently served by container and large dry bulk vessel operators. We focus on multipurpose tweendeckers and smaller dry bulk carriers varying from 17,300 dwt to 45,500 dwt that are able to navigate and efficiently service many ports with restrictions on the size of vessels. Many types of cargo cannot be containerized, and many dry bulk cargoes are shipped through ports that cannot accommodate large dry bulk carriers. By offering regularly-scheduled sailings into these markets along with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs, we are able to offer a superior level of service which has resulted in the development of long-term relationships with our customers. The flexibility of our fleet allows us to carry a wide range of cargo, including steel products, metal concentrates, fertilizer, coal, salt, sugar, grain, chemicals, industrial goods and other general cargo.

    We currently operate our vessels on five trade routes. We commenced operations in 1993, sailing between East Asia and the West Coast of South America. In 1995, we expanded our routes by adding sailings between the East and West Coasts of South America. In 2002, we began offering bulk cargo service between North America and the East and West Coasts of South America and further expanded our routes by offering bulk service from Brazil to West Africa.

    We have taken a conservative approach to building our liner and parcel cargo service network. The initial sailings on each route typically are based on the requirements of a major customer and generally are served by vessels chartered-in on a short-term basis. After regular sailings are established, we notify other potential customers of the service so their cargoes may be transported as well. As demand increases, we evaluate committing additional resources to serve the route, either by purchasing or chartering-in additional vessels. We carefully plan the loading and stowage of cargo on each sailing to maximize our ability to add cargo as vessels call in selected ports to discharge cargo, increasing our utilization rate and maximizing revenue per sailing.

TBS Pacific Service

Eastbound Liner Service operates routes from East Asia to the West or North Coasts of South America. The service commenced operations in 1993 and currently provides on average two sailings per month. This service has regular sailing dates from ports in China, South Korea, Japan and Central America. One vessel calls at ports in Colombia, Ecuador, Peru and Chile, and another sails through the Panama Canal to call at ports in Venezuela and the Caribbean basin. This service typically carries steel products and project and general cargoes.

TBS Pacific Westbound parcel service originates in Peru, Ecuador or Chile and generally carries metal concentrates, beet pulp pellets and fertilizers to East Asia. The service currently operates at least two sailings per month.

TBS Latin America Service commenced operations in 1995 and sails monthly from ports in Brazil and Argentina to Colombia, Venezuela and the Caribbean basin. In addition, we provide sailings to ports on the West Coast of South America. The service is flexible with respect to types of cargoes, and typically carries mixed steel products and general cargo. On occasion, cargoes on this service are supplemented in the course of a sailing, as discharged cargo is replaced by additional cargo along the route. As a result, this service requires particular consideration and monitoring of cargo organization and vessel scheduling, and benefits from our port captains' experienced oversight of the loading and unloading of cargoes.

TBS North America Service commenced operations in 1996, sailing between South America and North America. In 2002, we began monthly sailings from Virginia to Brazil, Argentina and Peru carrying fertilizer cargoes for Honeywell International. Northbound service consists of steel products and general bulk cargoes, including steam coal.

TBS Ocean Carriers offers shipping solutions worldwide on a customer-by-customer basis. Services include transporting wheat from Houston and sugar and salt from Brazil to the West Coast of Africa.

TBS Middle East Carriers offers bulk service within the Middle East region with service from ports in UAE to ports in Kuwait and Qatar. The service was suspended September 2004 and will resume in January 2006.

    Our liner, parcel and bulk services primarily carry steel products, coal, salt, sugar, grain, fertilizers, chemicals, metal concentrates and general cargo.
  Steel products include specialty and carbon steel coils, steel pipe and structural steel used in the infrastructure development, construction, oil and gas transmission and automotive and appliance manufacturing industries.
  Fertilizers include ammonium sulfate shipped in bulk for use in commercial agriculture.
  Metal concentrates include copper, zinc, silver and other metals generally shipped in small breakbulk lots from 1,000 to 10,000 metric ton parcels that are processed at their destinations by smelters into purer forms.
  General cargo includes industrial machinery, spare parts, oil well supplies, trailers, industrial tanks, project cargo and other commercial goods used in industrial applications.
In addition to our liner, parcel and bulk services on the trade routes described above, we offer shipping solutions worldwide on a customer-by-customer basis on these routes, primarily by time chartering vessels. Generally, we time charter vessels out on a long-term basis to customers seeking vessel tonnage and on a short-term basis to reposition a vessel or to take advantage of favorable charter hire rates through TBS Ocean Carriers; however, any of our services may time charter a vessel to meet customer's needs. A time charter is a contractual arrangement under which a shipowner is paid for the use of a vessel on a per day basis for a fixed period of time and the shipowner is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses. Eleven of our controlled vessels, the Manhattan Princess, Inca Maiden, Navajo Princess, Wichita Belle, Chesapeake Belle, Miami Maiden, Shinnecock Belle, Rockaway Belle, Tuckahoe Maiden, Sioux Maiden and Iroquois Maiden, and two chartered-in vessels, the Tian Tan Hai and St. Matthew, currently are under time charter.

     The following table shows the annual number of charter parties, related duration and gross charter revenue since 2001.
Year	Number of Charters	Duration (Days)	Gross Revenue
			(in thousands)
2001	20	942	$5,583
2002	28	1,001	7,421
2003	58	2,439	23,625
2004	46	2,780	50,746
2005	55	4,257	71,456

    Our time charter services include both short- and long-term time charters. Time charters offer our customers an alternative means to contract for ocean transportation of their cargoes and make the carrying capacity of entire vessels available to our customers, contracted out at a flat per day rate. In connection with our time charters, we offer complete voyage management services. As of December 31, 2005, we had 13 vessels hired out under time charters. We provide complete voyage management services in connection with two of these charters.

    Our business strategy consists of providing reliable transportation services to leading industrial shippers over ocean trade routes. The key elements of our business strategy are:

Focus on Increasing Market Share on Our Key Routes.
We intend to increase market share on our key trans-Pacific trade routes between China, Japan and South Korea in East Asia and the West and North Coasts of South America. By adding additional vessels and sailings to the markets we already serve, we will be able to provide more regular service to our clients, which we believe will allow us to capture a larger share of their shipping needs. Our affiliate, TBS Commercial Group Ltd., plans to increase the number of local commercial agents and port captains in order to expand our ability to serve additional customers.

Develop New Trade Routes.
We intend to continue developing new trade routes, such as our Brazil-Nigeria and U.S.-Brazil routes that we successfully developed over the past 18 months. When developing new trade routes, we initially utilize chartered-in vessels and only commit resources to acquire vessels for operation on those routes once we have determined that the economics of the route would benefit us. We target potential routes that share the characteristics of our established Latin America-East Asia routes and thus are suited to our fleet and our business methods. As we identify profitable routes, we intend to establish local commercial agents and port captains, as we have done in our existing markets, to improve our customer relationships in these new markets. In November 2005, we entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America to and from the West Coast of Africa. GMT Shipping Line Ltd. has an established African agents’ network and with our established South American agents’ network, we believe that it will be a mutually beneficial joint venture.

Focus on Customer Relationships.
We strive to develop long-term relationships as a key business partner with our customers by providing reliable customer service and consistently meeting or exceeding expectations. Many of our customers do not have their own shipping departments, do not ship cargoes that are easily containerized and require the special attention and transportation management skills that we are able to provide through our wholly-owned service company, TBS Shipping Services Inc., or our affiliated service company, TBS Commercial Group Ltd. By developing strong customer relationships, we intend to capture an increasing share of our customers' seaborne cargo transportation and to add new customers to our customer base.

Provide Reliable Transportation Services.
We continue to enable leading industrial, trading and mining companies to transport efficient amounts of cargo and schedule production volumes to enhance supply chain and inventory management on a global scale by providing frequent service with strict adherence to advised times of departure and arrival, efficient port turn-around times, diverse cargo capability and point-to-point shipments to ports not served by larger container ships.

Maintain Our Fleet to the Highest Standards.
We recognize that regular maintenance of our controlled fleet is necessary to extend the useful lives of our vessels. We are responsible for the maintenance of our controlled fleet, while maintenance of the vessels we charter-in without options to purchase is provided by those vessels' owners. Routine maintenance of our vessels is performed by the ships' crews during voyages and supervised by our wholly-owned subsidiary - Roymar Ship Management, Inc. The vessels in our controlled fleet are regularly drydocked for extensive maintenance and surveys.

Focus on Expanding Our Fleet of Particular Vessel Types.
We look to acquire additional multipurpose tweendeckers and small dry bulk carriers. These vessels are well suited for our business strategy, for the needs of our customers and for the growth opportunities that we have identified. As of December 31, 2005, our fleet totaled 34 vessels, including 24 ships that we own, seven that we operate under charters with options to purchase and three that we charter-in without options to purchase. In addition, we have a memorandum of agreement to purchase one multipurpose tweendecker scheduled to be delivered to us in the second quarter of 2006. Additionally, we will configure our fleet between owned and chartered vessels to increase our ability to grow in strong markets while also providing us with the flexibility to reduce our fleet in weaker economic periods. We actively monitor the vessel acquisition market in an effort to take advantage of expansion and growth opportunities in the markets that we serve.

F. Classification and Inspection

    The hull and machinery of every commercial vessel must be "classed" by a classification society authorized by its country of registry. Our vessels currently are enrolled with the Nippon Kaiji Kyokai, or NKK, American Bureau of Shipping, or ABS, Lloyds Register of Shipping, or LR, Det Norske Veritas, or DNV, and Bureau Veritas, or BV. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and international conventions promulgated by the International Maritime Organization or IMO. These include the Convention on Maritime Pollution Prevention, the International Safety Management Code, or ISM Code and International Convention for the Safety of Life at Sea, or SOLAS. All of our vessels have been certified as being "in class" by their respective classification societies.

    A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel also is required to be drydocked every two to three years for inspection of the underwater parts of the vessel. We reserve as part of our daily operating expenses approximately $400 to $500 per day for each applicable vessel against expenses related to such drydock expense and surveys.

    If any defects are found in the course of a survey or drydocking, the classification surveyor will recommend appropriate repairs that must be made by the shipowner within the prescribed time limit.

G. Operations Management, Ship Management and Commercial Agents

     Substantially all of the operations, ship maintenance, crewing, technical support, purchasing, insurance, financial management services and network of commercial agents necessary to support our fleet and operate our business have been supervised by three service companies. Agreements with these service companies are subject to the approval of the compensation committee of our board of directors.

    Two of the service companies, TBS Shipping Services Inc. (“TBS Shipping Services”) and Roymar Ship Management, Inc. (“Roymar”), are our wholly-owned subsidiaries which we acquired from our principal shareholders at the time of our initial public offering in June 2005. These service companies manage the accounts of our other subsidiaries and, on their behalf, make payments and advances for costs associated with the operation of our business. The third service company, TBS Commercial Group Ltd., is affiliated with us by common ownership. It is owned by our principal shareholders, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris, James W. Bayley and Joseph E. Royce. Collectively, these individuals own 64.3% of our common shares and hold 55.0% of the voting power of our shares. These three companies employ experienced professionals in eleven countries who meet regularly with shippers and consignees to market our services and address the needs and concerns of our customers.

Operations management

    TBS Shipping Services coordinates services to customers, integrates the activities of our commercial agency network, oversees charter activities, administers voyages and provides accounting services, including the preparation of the account ledgers and financial statements of the Company and its subsidiaries.

Ship management

Roymar manages our controlled fleet providing experienced technical management staff and a full range of vessel maintenance capabilities to ensure that we maintain high-level of ship performance.
We currently pay Roymar approximately $12,000 per ship per month under management contracts. The services provided by Roymar include:

  supervising the recruiting of crew;
  obtaining spares, stores and provisions necessary on board the vessels;
  implementing our maintenance program;
  arranging for and supervising all drydocking procedures;
  arranging for surveys and inspections according to requirements of classification society, flag state and port state rules and regulations;
  maintaining high safety and environmental protection standards in compliance with the ISM Code and SOLAS;
  insuring the vessels; and
  identifying vessels to acquire and negotiating purchase options on vessels that we charter.
    We are fully responsible for the maintenance of our controlled fleet. We make every effort to prevent delays at sea or in port caused by malfunctions or breakdowns. Roymar deploys superintendents, including master mariners and engineers, to supervise the maintenance of our controlled fleet. We minimize operation costs through continuous onboard supervision of our vessels and use of the vessel crews for ship maintenance. We believe that our preventive maintenance practice has extended the lives of the vessels in our controlled fleet, minimized drydocking expenses and nearly eliminated downtimes and off-hire periods resulting from speed deficiencies, stoppages at sea and vessel breakdowns. As noted in Classification and Inspection above, every two to three years each of the vessels in our controlled fleet is drydocked and undergoes extensive maintenance, and every five years each of the vessels in our controlled fleet is subject to special surveys.

Commercial agents

    Our affiliate, TBS Commercial Group Ltd., which is owned by our principal shareholders, has established a network of long-term commercial and operational relationships with affiliated commercial agency service companies, the majority of which are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group Ltd. These companies employ sales and customer service professionals in ten countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers. These professionals are locally based personnel who give us a competitive advantage by enabling us to have our representatives meet personally with our customers. We believe that personal attention to customers has played a critical role in our growth and success. Our method of operation focuses on sales and service for long-term sustained expansion. We paid TBS Commercial Group approximately $6.2 million, $5.1 million and $4.2 million in 2005, 2004 and 2003, respectively. See " Item 13 Certain Relationships and Transactions."

H. Employee and Labor Relations

    As of December 31, 2005, we had approximately 86 office employees located in Yonkers and Scarsdale New York. Additionally, we have contracted with two unaffiliated manning agents, Intermodal Shipping, Inc. and Aboitiz Jebsen Bulk Transport Corp., to provide approximately 700 Filipino officers and non-officers to crew our vessels. We are not a party to the contracts with the seagoing personnel who are required to have appropriate maritime licenses.

    Historically our labor relations have been good and we expect this to continue.

I. Customers

    We believe we distinguish ourselves from our competition by offering proven reliability, frequent and on-time service, flexible cargo management, expert loading and stowage and close client coordination in the ports and on the vessels. This customer focus has enabled us, through our affiliated agents, to develop long-term relationships with established and well-respected industrial shippers in diverse markets including mining companies, steel manufactures, Japanese trading companies, heavy industry and industrial equipment enterprises. Our business model allows us to respond rapidly to our customers' changing demands and short delivery windows increasing the value of our services to them as we enable them to schedule production and distribution.

    A substantial majority of our repeat business is based on our relationships and reputation with our customers, and is not governed by long-term contracts. The percentage of consolidated revenues from our major customers are as follows:
	Year Ended December 31,
	2003	2004	2005
Dangote Industry Limited	6.5%	6.3%	12.1%
Honeywell International Inc	3.6%	6.8%	4.1%
Nippon Yusen Kaisha	1.1%	5.1%	5.7%

    No other customer accounted for more than 5% of our gross revenues. The decrease in the percentage of revenues from Honeywell in 2005 resulted in part to an 18.8% increase in our consolidated revenues and a decrease in Honeywell sales of fertilizer to South American companies that resulted in a decreased demand for our vessels.

    We transport cargo throughout the world, including the U.S. The amount of voyage revenue generated by country is as follows:
	Year December 31,
Country	2003	2004	2005
Brazil	$27,005,925	$45,651,573	$50,922,219
Japan	17,924,172	22,416,220	27,102,181
Chile	11,261,113	16,516,395	21,602,403
United States	14,342,091	17,031,375	15,906,784
Peru	5,770,142	12,819,836	16,311,236
United Arab Emirates	17,924,172	7,643,242	655,879
Venezuela	13,769,229	8,468,493	12,327,840
Korea	1,927,285	8,638,296	6,633,213
China	2,094,994	7,503,819	11,815,693
Others	7,701,957	11,104,849	12,318,362
	$119,721,080	$157,794,098	$175,595,810

    Revenue is attributed to these countries based on the location where the cargo is loaded. Time charter revenue by country cannot be allocated because we do not control the itinerary of the vessel.

J. Competition

    The cargo markets we serve are highly competitive. Our competition on the routes we serve consists primarily of regional shippers focused on the breakbulk market, international bulk shippers competing in the large lot (20,000 to 45,000 metric tons) segment of the bulk metal concentrates market in Chile and Peru, and larger shipping concerns which compete in diverse shipping segments in addition to the breakbulk market. We compete on the basis of targeting niche markets that include trade routes, ports and cargoes not efficiently served by many larger shipping companies and by focusing on smaller lots of 1,000 to 10,000 metric tons in the bulk metal concentrates market. We also compete with the regional shippers by delivering customer service and global solutions that are superior.

K. Environmental and Other Regulations

Vessel Environmental Regulations

    Ocean shipping is affected by extensive and changing environmental protection and other laws and regulations. These laws and regulations take the form of international conventions and agreements, including the IMO conventions and regulations and SOLAS, with which all internationally trading vessels must comply, and national, state and local laws and regulations, all of which are amended frequently. Compliance with these laws and regulations may entail significant expenses at any time, including expenses for ship modifications and changes in operating procedures, which could have an adverse effect on our results of operations. Subject to the discussion below and to the fact that the kinds of permits, licenses and certificates required for the operation of the owned vessels will depend upon a number of factors, we believe that we have and will be able to obtain all permits, licenses and certificates material to the conduct of our operations.

    In the U.S., we may be exposed to various federal, state and local environmental laws, ordinances and regulations, may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances and may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility, and liability under these laws has been interpreted to be strict, joint and several, subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from releases may be substantial.

Although we do not transport petroleum products, we are subject to the U.S. Oil Pollution Act of 1990, or OPA 90, because we use petroleum products for fuel and because of the possibility of accidents involving oil tankers presents an exposure to our vessels. Under OPA, vessel owners, operators and bareboat charterers are responsible parties and are jointly, severally and strictly liable, unless the spill results solely from the act or omission of a third party, an act of God or an act of war, for all containment and cleanup costs and other damages resulting from the discharge or threatened discharge of oil into the navigable waters, adjoining shorelines or the 200 nautical mile exclusive economic zone of the U.S. OPA 90 limits the liability of responsible parties for such costs and damages to the greater of $600 per gross ton of the vessel or $500,000 per non-oil tanker vessel that is over 300 gross tons, subject to possible adjustment for inflation. The Federal Water Pollution Control Act, or FWPCA, imposes significant civil penalties as well as strict, joint and several liability on responsible parties for removal costs and natural resource damages arising from the discharge of oil or other hazardous substances into U.S. navigable waters, adjoining shorelines, waters of the contiguous zone and areas of the outer continental shelf and deepwater ports. The Comprehensive Environmental Response, Compensation & Liability Act of 1980, or CERCLA, imposes strict, joint and several liability on responsible parties for releases and threatened releases of hazardous substances (other than oil) whether on land or at sea, subject to limits depending on the nature of the vessel and its cargo. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million. The limits on liability under OPA 90, FWPCA and CERCLA do not apply if the discharge is caused by gross negligence, willful misconduct, or in the cases of OPA 90 and CERCLA, the violation by a responsible party or its agent of any applicable safety, construction or operating regulation. The statutory limits on liability may not apply in certain other instances, including if the responsible parties fail or refuse to report the incident or refuse to cooperate and assist in connection with oil removal activities. In addition, OPA 90, FWPCA and CERCLA specifically permit individual states to impose their own liability regimes with regard to oil and hazardous waste releases occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations under these laws. We intend to comply with all applicable state regulations in ports where we call.

Pursuant to regulations promulgated by the U.S. Coast Guard, responsible parties (as defined in such regulations) must establish and maintain evidence of financial responsibility in the amount of $1,500 per gross ton, which includes the OPA 90 limitation on liability of $1,200 per gross ton and the CERCLA liability limit of $300 per gross ton. The P&I Associations, which historically provided shipowners and operators financial assurance, have refused to furnish evidence of insurance to responsible parties, and therefore responsible parties have obtained financial assurance from other sources at additional cost, including evidence of surety bond, guaranty or by self-insurance. Any inability on our part to continue to comply with these Coast Guard regulations would have a material adverse effect on our results of operations.

Port State authorities in general and in certain jurisdictions in particular have become more active in inspecting older vessels visiting their ports and, in certain instances, demanding that repairs be made before allowing a vessel to sail, even though that vessel may be fully insured, in class and in compliance with all relevant maritime conventions including SOLAS. Vessels under certain flags are more likely to be subject to inspections by the Coast Guard. Additional expenses may be incurred for unscheduled repairs mandated by port state authorities.

The IMO has adopted regulations that are designed to reduce oil pollution in international waters. In complying with OPA 90 and IMO regulations and other regulations that may be adopted, shipowners and operators may be forced to incur additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Additional laws and regulations may be adopted that could have a material adverse effect on our results of operations.

Other Regulations

Operation of our vessels also is affected by the recently adopted requirements of the ISM Code. The ISM Code mandates an extensive "Safety Management System" that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating vessels safely and describing procedures for dealing with emergencies. Noncompliance with the ISM Code may subject shipowners or bareboat charterers to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, certain ports. Our owned vessels and Roymar, the technical manager for our vessels, are ISM Code certified. However, there can be no assurance that such certification will be maintained indefinitely.

We are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. There can be no assurance that any failure to comply with these requirements would not have a material adverse effect on our results of operations. See "Item 1. Business - F. Classification and Inspection."

L. Security

    Since the terrorist attacks of September 11, 2001, a variety of initiatives intended to enhance vessel security have been enacted, including the Maritime Transportation Security Act of 2002. Coast Guard regulations require that vessels operating in waters subject to the jurisdiction of the U.S. implement a number of security measures. Similarly, a new chapter of SOLAS, which came into effect in July 2004, dealing specifically with maritime security imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. Since July 1, 2004, to engage in international trade, a vessel must have an International Ship Security Certificate, or ISSC, which attests to the vessel's compliance with SOLAS security requirements and the ISPS Code, from a recognized security organization approved by the vessel's flag state. ISPS Code requirements include:
  on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;
  on-board installation of ship security alert systems that do not sound on the vessel but instead alert the onshore authorities;
  development of vessel security plans:
  permanent marking of a ship’s identification number on its hull;
  maintenance of a continuous synopsis record on board showing a vessel’s history, including the name of the vessel and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, port at which the ships is registered and the name of the registered owners and their registered address; and
  compliance with flag state security certification requirements.
     Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided they have a valid ISSC on board. Our vessels comply with all MTSA, SOLAS and ISPS Code requirements and vessel certifications, which are kept current by Roymar.

M. Insurance

    Our business is subject to normal hazards associated with owning and operating vessels in international trade. The operation of ocean going vessels carries an inherent risk of catastrophic marine disaster, including oil spills and other environmental accidents, as well as property losses caused by adverse weather conditions, cargo loss or damage, mechanical failures, human error, war, terrorism and business interruption due to political circumstances in foreign countries, hostilities, piracy and labor action. Not all risk can be insured against and the policies have certain deductibles for which we are responsible. We also cannot assure that any specific claim will be paid. We believe that our current insurance coverage is adequate to protect us against normal accident-related risk involved in the conduct of our business. Our principal insurance policies include:

Hull and machinery and war risks insurance, which includes the risk of actual or constructive total loss for our controlled fleet. Each vessel is insured for at least its fair market value, with deductibles ranging from none to $75,000 per vessel per incident based on the type of coverage. The respective owners of the other vessels that we charter-in maintain insurance on those vessels, and we maintain time charter liability insurance to a limit of $20 million per incident.

Protection and Indemnity (“P&I”) Insurance  includes coverage for oil pollution, damage to docks and other installations and coverage against third-party liabilities encountered in our commercial operations. It also includes coverage for the death, injury or illness of our crew. Our P&I insurance is provided by mutual marine insurance associations or P&I Clubs. P&I Clubs are formed by shipowners to provide protection from large financial losses to one member by contribution towards the loss by all members. We are subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the clubs in the event claims exceed available funds and reserves. We are also subject to future premium increases based on prior year underwriting loss experience. Currently we have coverage for oil pollution of $1 billion per vessel per incident for owned vessels, for the death, injury or illness of crew of $60,000 per occurrence and $10 million for damage to cargo and third-party liabilities. Deductibles range from $5,000 to $20,000 depending on the nature of the claim.

Other Insurance is maintained for legal expenses with respect to freight and demurrage and defenses claims. We also carry limited insurance covering the loss of revenue (“Loss hire coverage”) resulting from extended vessel off-hire periods.

N. Taxation

U.S. Taxation of TBS International Limited - Shipping Income

    Unless exempt from U.S. federal income taxation under the rules discussed below, a foreign corporation generally is subject to U.S. federal income tax in respect of shipping income derived from sources within the United States. For these purposes, 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States constitutes income from sources within the United States ("U.S. source shipping income"). Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States.  Accordingly, in the absence of an exemption from tax under Section 883 of the Internal Revenue Code, our gross U.S. source shipping income would be subject to either a 4% tax imposed without allowance for deductions or to a net basis tax.

The net tax regime is applicable if we are considered to have a fixed place of business in the United States that is involved in the earning of U.S. source shipping income and substantially all of such shipping income is attributable to regularly scheduled transportation.  The U.S. source shipping income to which the net tax regime is applicable, net of applicable deductions, would be subject to an effective tax rate of up to 54.5% and certain interest paid would be subject to a 30% branch interest tax, or such lesser percentage as may be available under an applicable treaty. Any gain derived from the sale of a vessel, if considered to be from U.S. sources, also would be partly or wholly subject to the net tax regime.  If the net tax regime does not apply, the gross tax regime will apply. Under the gross tax regime, our U.S. source shipping income, which, by operation of the source rule, cannot be more than 50% of our total shipping income, would be subject to a 4% tax imposed on a gross basis, without allowance for deductions.

U.S. source shipping income of a foreign corporation will qualify for exemption from U.S. federal income tax under Section 883 of the Code if (i) the corporation is organized in a foreign country that grants an equivalent exemption to U.S. corporations (the "country of organization requirement"), (ii) the stock of the corporation, or the direct or indirect corporate parent thereof (provided the parent is organized in a country that satisfies the country of organization requirement) is "primarily and regularly traded on an established securities market" in such country, in another country that grants the equivalent exemption from tax to U.S. corporations or in the United States, and (iii) certain other requirements are met, including that non-qualified shareholders, each holding 5% or more of a class of stock of the corporation, do not own 50% or more of the total value of such class of stock for more than one-half the days of taxable year (together, the "publicly traded test").  This exemption is available whether or not the corporation has or is considered to have a fixed place of business in the United States that is involved in the earning of U.S. source shipping income.  Regardless of whether our U.S. source shipping income qualifies for exemption under Section 883, gain realized on a sale of a vessel generally will not be subject to U.S. federal income tax, provided the sale is considered to occur outside of the United States for U.S. federal income tax purposes.

We currently qualify for exemption under Section 883, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A common shares being primarily traded on the NASDAQ National Market.  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A common shares.  If at any time International fails to satisfy the publicly traded test and we were unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under the gross tax or net tax regime, each of which is described above.

Federal and State Taxation of TBS International Limited’s U.S. Subsidiaries

Our U.S. subsidiaries, TBS Shipping and Roymar are subject to U.S. federal and state income taxes on the income earned by the respective subsidiary.

Bermuda Taxation of TBS International Limited

There currently is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or by our shareholders in respect of our shares. We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not, until March 28, 2016, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda.

Marshall Islands Taxation of TBS International Limited

Pursuant to the Marshall Islands Revised Code (the Association Law), a Marshall Islands non-resident corporation is exempt from any corporate profit tax, income tax, withholding tax on revenues of the entity, asset tax, tax reporting requirement on revenues of the entity, stamp duty, exchange controls or other fees. There is an agreement between the Marshall Islands and the United States for the exchange of information with respect to taxes.

O. Website Access to Reports

     It is our policy to make all of our filings with the Securities Exchange Commission (“SEC), which include this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available free of charge on our website at www.tbsship.com, Investor Relations, SEC Filings. These reports are available soon after they are filed electronically with the SEC. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Item 1A. Risk Factors

    The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Industry-Specific Risk Factors

Costs and revenues in the shipping industry are volatile.

    The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges and currency exchange rates, as well as in vessel charter rates and values, due to changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry. Changes to marine regulatory regimes in the ports at which our vessels call also may increase our costs. Our revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, port congestion, canal closures, political developments, armed conflicts, acts of terrorism, embargoes and strikes. Demand for our transportation services is influenced by the demand for the goods we ship, including fertilizers, metal concentrates, steel products and agricultural commodities, which in turn is affected by general economic conditions, commodity prices and competition. Steel products, metal concentrates, agricultural commodities and fertilizers accounted for approximately 41.0%, 14.9%, 4.8% and 8.3%, respectively, of our total voyage revenues in 2005. A decrease in demand for these products could adversely affect our results of operations.

    Our business depends to a significant degree on the stability and continued growth of the Chinese economy.

    During the past year, freight rates for ocean transport, whether computed on a spot or period basis, were at all-time highs, as were prices for both new and secondhand vessels. The strength of the shipping industry in the past several years was attributable, to a significant degree, to the rapid growth of the Chinese economy. Economic growth in China has caused unprecedented demand for raw materials from Latin America, including iron ore, bauxite, soybeans, timber, zinc and manganese from Brazil, tin from Bolivia and copper from Chile. These raw materials generally are transported by ocean freight. The growth of the Chinese economy has stimulated growth in other Asian economies as well. The increased demands for trans-Pacific ocean freight have resulted in increased ocean freight shipping rates, charter rates and vessel values across the globe. Freight rates and vessel prices recently have declined. Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of Latin American and Asian countries, on the demand for our services and could be expected to result in further declines in freight rates and on the value of our vessels. We expect that a significant decline in the Chinese economy would have a material adverse effect on our results of operations.

    High or volatile oil prices could adversely affect the global economy and our results of operations.

    If oil prices remain high for an extended period of time, or experience prolonged volatility, the global economy could weaken significantly and our fuel costs would increase. Global recession or depression would significantly reduce the demand for ocean freight. Our results of operations would be adversely affected if we were unable to pass increased fuel costs on to our customers. A significant reduction in the demand for ocean freight would have a material and adverse impact on our results of operations and financial condition.

    We employ our vessels in highly competitive markets that are capital-intensive and highly fragmented. Competition arises primarily from other vessel owners, many of whom have substantially greater resources than we have. Competition for the transportation of cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators. Due in part to the highly fragmented market, competitors with greater resources could enter our market and operate larger fleets through consolidation or acquisitions and may be able to offer lower rates and higher quality vessels than we are able to offer.

Failure to comply with international safety regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

    The operation of our vessels is affected by the requirements of the International Maritime Organization's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Our failure to comply with the ISM Code may subject us to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports, all of which could materially and adversely affect our results of operations and liquidity.

    Compliance with environmental and other laws and regulations may adversely affect our business.

    Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization, or IMO, conventions and regulations and the International Convention for the Safety of Life at Sea, or SOLAS, which are applicable to all international trading vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations, special surveys, drydocking or the addition of new equipment for our vessels. Port authorities in various jurisdictions may demand that repairs be made before allowing a vessel to sail, even though that vessel may be certified as "in class" and in compliance with all relevant maritime conventions. Compliance with these laws and regulations may require significant expenditures, including expenses for ship modifications and changes in operating procedures or penalties for failure to comply with these laws and regulations, which could adversely affect our results of operations.

    In the U.S. and in other countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations and may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel. We also may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility. Liability under these laws has been interpreted to be strict, joint and several, subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

    The shipping industry has inherent operational risks, which may not be adequately covered by insurance.

    The operation of any oceangoing vessel carries with it an inherent risk of marine disaster, environmental mishaps and collision or property losses. In the course of operating a vessel, marine disasters such as oil spills and other environmental mishaps, cargo loss or damage, business interruption due to political developments, labor disputes, strikes and adverse weather conditions could result in loss of revenues, liabilities or increased costs. We transport bulk cargoes such as fertilizer, salt and coal which, if not transported properly, could pose a risk to our vessels and to the environment. We cannot assure you that any insurance we maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation, that any insurance claims would be paid or that insurance will be obtainable at reasonable rates in the future. Any significant loss or liability for which we are not insured, or for which our insurers fail to pay us, could have a material adverse effect on our financial condition. In addition, the loss of a vessel would adversely affect our cash flows and results of operations.

Marine claimants could arrest our vessels, which could damage our on-time performance reputation and result in a loss of cash flow.

    Under general maritime law in many jurisdictions, crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagees, suppliers of fuel, materials, goods and services to a vessel and shippers and consignees of cargo may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many circumstances, a maritime lienholder may bring an action to enforce its lien by "arresting" a vessel. In some jurisdictions, under the "sister ship" theory of liability, a claimant may arrest not only the vessel subject to the claimant's maritime lien, but also any "associated" vessel owned or controlled by the legal or beneficial owner of that vessel. The arrest of one or more of our vessels could result in a loss of cash flow or require us to pay substantial amounts to have the arrest lifted. Any interruption in our sailing schedule and our on-time performance could adversely affect our customer relationships.

    Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

    A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels could have a material adverse effect on our cash flows and results of operations.

Risks Relating to Our Business

    Our competitive advantage in niche markets may be eliminated.

    Our fleet primarily consists of vessels suited to niche markets not efficiently served by container ships or large dry bulk vessels. If the markets in which we successfully compete upgrade their port infrastructure to accommodate larger vessels, or if the volume of cargo shipped from these markets increases sufficiently, container ships or large dry bulk vessels would be able to serve these markets more efficiently. Because operators of container ships and large dry bulk vessels have significantly lower costs per cargo ton than we do, their entry into our markets could result in increased price competition and affect our ability to charge premium rates. Our future operating results could be adversely affected if we are unable to identify and efficiently serve new niche markets in the face of more effective competition in our current markets.

    We have a history of losses and filed for bankruptcy in 2000.

    We have incurred net losses in two of our last five fiscal years. In July 2000, we filed a voluntary petition in bankruptcy court. Our ability to generate net income is influenced by a number of factors that are difficult to predict, including changes in global and regional economic conditions and international trade. For example, our recent history of losses and bankruptcy filing are attributable in part to the acute decline in the Asian and South American economies in 1998 and 1999. Future losses may prevent us from implementing our growth strategies.

    We depend upon a limited number of customers for a large part of our revenue.

    Three of our customers, Honeywell International Inc., Dangote Industries Limited and Nippon Yusen Kaisha, or NYK, account for, in aggregate, 21.9% of our 2005 consolidated revenue. We do not have a long-term contract with any of these customers. If any these customers were to choose not to ship additional cargoes using our vessels, our results of operations could be adversely affected.

    As our fleet ages, the risks associated with older vessels could adversely affect our operations.

    In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of December 31, 2005, the average age of the 31 vessels in our controlled fleet was 19 years. We estimate that the economic useful life of most multipurpose tweendeckers and handymax bulk carriers is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Some of our dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage our vessels and reduce their useful life, if we do not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives or that we will be able to sell them profitably when we no longer can utilize them in our fleet.

    There are few multipurpose tweendeckers available for purchase or hire at favorable rates.

    Our current business strategy includes growing through the acquisition of additional multipurpose tweendeckers. We believe that only a limited number of vessels of this type have been built in the last 20 years, and suitable vessels are not regularly available for purchase. We must devote significant time and resources to identifying and inspecting suitable vessels. We cannot assure you that we will identify and acquire a sufficient quantity of vessels to maintain our fleet at its current size or support our growth strategy, or that we will be able to acquire suitable vessels at favorable prices.

    There are risks associated with the purchase and operation of secondhand vessels.

Our current business strategy involves growing through the purchase of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers. Although we inspect secondhand vessels prior to purchase, an inspection normally would not provide us with the same knowledge about their condition that we would have if they had been built for and operated exclusively by us. Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to undertake costly repairs. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while our vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease our income from operations. We may not have insurance that is sufficient to cover all or any of these costs or losses and may have to pay drydocking costs not covered by our insurance.

Our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

 The market value of vessels can and do fluctuate significantly.

    The market values of vessels is highly volatile and will continue to fluctuate depending on economic and market conditions affecting the shipping industry and prevailing charter hire rates, vessel supply and rates of vessel scrapping, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of newbuildings. The market price for secondhand vessels was at an all-time high, and we have had to pay more to acquire vessels than in prior years. If the market value of our fleet declines, we may not be able to obtain additional financing or incur debt on terms that are acceptable to us or at all in connection with future vessel acquisitions or obtain additional debt financing for other purposes. A sharp decline in vessel values could cause us to breach some of the covenants contained in the financing agreements relating to our current indebtedness. If we breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our controlled fleet. If the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, that decline would result in a loss that would adversely affect our operating results.

    We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy is to continue to grow by increasing the number of vessels in our fleet and by taking advantage of changing market conditions, which may include increasing the frequency of service on routes we already operate or adding new routes and expanding into other regions. Our future growth will depend upon a number of factors, some of which we or our affiliated service companies can control and some of which we or our affiliated service companies cannot control. These factors include our ability to:

  identify vessels for acquisitions;
  integrate any acquired vessels successfully with our existing operations;
  hire, train and retain qualified personnel to manage and operate our growing business and fleet;
  identify additional new markets and trade routes;
  recruit, train and retain the port captains and other local staff required for our affiliated service companies to provide the necessary level of service in any new or expanded markets;
  improve our operating and financial systems and controls; and
  obtain required financing for our existing and new operations on acceptable terms.
    The failure to effectively identify, purchase, develop and integrate any newly acquired vessels could adversely affect our business, financial condition and results of operations. We have entered into a memorandum of agreement to purchase a multipurpose tweendecker at December 31, 2005. If the seller fails to deliver the vessel or otherwise breaches the terms of the acquisition memorandum of agreement, we would not be entitled to compel the seller to provide the vessel or a similar vessel. In addition, any such delay or failure could cause us to breach our obligations under a related time charter and could adversely affect our results of operation and financial condition. The delivery of the vessel with substantial defects could have similar consequences. We cannot assure you that we will be able to purchase other vessels at similar prices or with similar characteristics, valuations and revenue-earning potential.

    We may have difficulty in recruiting qualified crew members for our vessels

Stringent certification standards required by national and international regulations, such as "Standards of Training, Certification and Watchkeeping for Seafarers," promulgated by the IMO, make it difficult to recruit qualified crewmembers. We use two unaffiliated manning agents, Intermodal Shipping, Inc. and Aboitiz Jebsen Bulk Transport Corp., to provide Filipino officers and non-officers to crew our vessels. We believe we are able to attract high-quality crews based on our reputation for providing steady crew employment and a safe work environment onboard our vessels. We cannot assure you that we will continue to attract and employ high-quality officers and non-officers, which could adversely affect our future operations.

    We may have to pay tax on United States source income, which would reduce our earnings.

    Under the Internal Revenue Code, 50% of the gross shipping income of a corporation that owns or charters vessels, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as United States source shipping income. Our U.S. source shipping income will be subject to either a 4% United States federal income tax without allowance for any deductions or to a net basis tax, unless an exemption is available.

Our ability to qualify for the exemption depends on circumstances related to the ownership of our common shares that are beyond our control and on interpretations of existing Treasury regulations. In particular, if 50% or more of our Class A common shares are held by one or more non-qualified U.S. shareholders, each of whom owns 5% or more of the shares, the exemption would not be available. At the date hereof, non-qualified U.S. shareholders who own 5% or more of our shares will own an aggregate of 25.0% of our Class A common shares. We cannot assure you that we will qualify for exemption under Section 883 in the future.

Changes in the Code, the Treasury regulations or the interpretation thereof by the Internal Revenue Service or the courts could also adversely affect our ability to take advantage of the exemption under Section 883.

The majority of our revenue is derived from operations outside the U.S. and may be adversely affected by actions taken by foreign governments or other forces or events over which we have no control.

We derive a significant portion of our voyage revenue from operations in Latin America and East Asia. Our profitability will be affected by changing economic, political and social conditions in these regions. In particular, our operations may be affected by war, terrorism, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations. The economies of the South American countries where we conduct operations have been volatile and subject to prolonged, repeated downturns, recessions and depressions. Adverse economic or political developments or conflicts in these countries could have a material adverse effect on our operations.

Risks Relating to Our Corporate Structure

International, the issuer of our common shares, is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

International, the issuer of our common shares, is a holding company with no significant assets other than the shares of capital stock of its subsidiaries which conduct all of its operations and own all of its vessels. International derives all of its cash flow from dividends and other payments from its subsidiaries, which in turn derive all of their cash flows from payments from their direct and indirect operations.

We have relied, and will continue to rely, to a significant degree upon an affiliated service company.

  We have relied upon and continue to rely upon TBS Commercial Group, an affiliated service company, for agency services, which are critical to our business. TBS Commercial Group employs sales and customer service professionals in ten countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers. The loss of this relationship, or the loss or unavailability of our affiliated service company's key employees, would have a material adverse effect on our business, our results of operations and our liquidity.

TBS Commercial Group Ltd. is a privately held company and there is little or no publicly available information about it.

    The ability of TBS Commercial Group Ltd. to continue providing critical services for our benefit will depend in part on its own financial strength. Circumstances beyond our control could impair its financial strength and, because TBS Commercial Group Ltd. is privately held, it is unlikely that information about its financial strength would become public. As a result, an investor in our common shares might have little advance warning of problems affecting TBS Commercial Group Ltd., even though these problems could have a material adverse effect on us.

The interests of our controlling shareholders could be adverse to your interests as a public shareholder.

    The individuals who control us and TBS Commercial Group Ltd. could use their controlling interests in us and in TBS Commercial Group Ltd. to shift revenues and operating income from us to TBS Commercial Group Ltd., for their individual benefit and contrary to the interests of our public shareholders. For example, these individuals could cause us to pay above-market fees to TBS Commercial Group Ltd. or to permit TBS Commercial Group Ltd. to take advantage of corporate opportunities. Because we are subject to Bermuda law, which may differ from the statutes and judicial precedents in existence in United States jurisdictions, we cannot assure you that these potential conflicts of interest will be handled in the best interests of our public shareholders.

Agreements between us and our affiliated service company may be less favorable to us than agreements that we could obtain from unaffiliated third parties.

    The individuals who control us and TBS Commercial Group Ltd. have the ability, subject to the approval of the compensation committee of our board of directors, to amend the existing agreements to their benefit as owners of TBS Commercial Group Ltd. and against the interests of our public shareholders. If that happens, our public shareholders may have difficulty enforcing their rights under Bermuda law. In addition, either party may terminate the agreements under which TBS Commercial Group Ltd. provides these services to us.

Risk Factors Related To Our Financings

Our credit facilities currently impose, and it is possible that any additional debt incurred could impose, significant operating and financial restrictions on us.

Some of the restrictions will limit our ability to:
  incur additional debt;
  create or permit certain liens;
  sell vessels or other assets;
  have our subsidiaries pay dividends or make other distributions to us;
  engage in transactions with affiliates; and
  consolidate or merge with or into other companies or sell all or substantially all of our assets
    These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

Some of our credit facilities requires us to maintain specified financial ratios and satisfy financial covenants.

    We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.  Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants or our inability to maintain the required financial ratios under our credit facilities could result in a default.  If a default occurs under any of our credit facilities, the lender could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, if the lenders under the credit facilities or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other credit facilities.

At December 31, 2005, we did not meet specified EBITDA to debt ratios required under the AIG and Bank of America credit facilities. We obtained a wavier from AIG, dated December 31, 2005, to waive the covenant violation as of December 31, 2005. AIG has also agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement. We believe that based upon current projections of our 2006 quarterly EBITDA, we will be in compliance with this covenant.

On March 3, 2006, the Bank of America agreed to waive the EBITDA to debt service ratio requirement for the quarter ended December 31, 2005, and to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio. Under the revised method, we were in compliance with the EBITDA to debt service ratio covenants at December 31, 2005.

On December 15, 2005, the Merrill Lynch credit facility was amended removing the requirement for us to maintain positive working capital. Lastly, the Merrill Lynch credit facility requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below 160% of the outstanding loan balances. As required by the credit facility we have agreed to prepay approximately $2.3 million by March 31, 2006.

If we default under any of our loan agreements, we could forfeit our rights in our vessels.

We have pledged substantially all of our vessels and related collateral as security to the lenders under our loan agreements.  Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessel and the related collateral, and we could lose our rights in the vessels and their charters.

Risk Factors Related To Our Common Stock

We are a Bermuda company and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the U.S. As a result, it may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

    Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws, as amended, contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions will provide for:
  restrictions on the time period in which directors may be nominated, our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval, and an affirmative vote of the holders of shares carrying at least 66% of the votes attaching to our issued and outstanding shares for certain "business combination" transactions which have not been approved by our board of directors.
    These provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Item 1B.  Unresolved Staff Comments

Not applicable as we are not an accelerated filer or a well-known seasoned issuer.

Item 2. Properties

    Our fleet is described in Item 1. Business - Fleet Overview. Most of our vessels are mortgaged to secure our credit facilities.

    We lease two properties used by our service company subsidiaries for the administration of our operations. Our principal office, which is located in Yonkers, New York and is approximately 15,000 square feet, is leased from our chairman and chief executive officer. The lease, which expires on December 31, 2008, provides for rent of $20,000 per month, plus operating expenses including real estate taxes. Negotiation of the lease was finalized in December 2005; however, the lease is effective January 1, 2005, the date that the previous lease expired. The lease contains five three-year renewal options. Through our subsidiary Roymar, we lease approximately 9,200 square feet of office space located in Scarsdale, New York, under a lease expiring October 31, 2007. The lease provides for monthly rent of $21,275 plus additional rent for real estate tax escalations. The lease contains two one-year renewal options.

We believe that our facilities are generally adequate for current and anticipated future use.

Item 3. Legal Proceedings

In connection with the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon) in November 2004, from Rifino Shipping Company Limited, a Cyprus corporation, we are seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London in accordance with the British Arbitration Acts of 1950 and 1979. The Company, through its subsidiary, had an associated vessel owned by a company related to the seller arrested to secure its claim. The vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel. We paid $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs, as required under English law. Legal counsel, on August 17, 2005, obtained a reduction of $217,500 in the amount of the counter-security to $532,500. The matter is currently in discovery and arbitration proceedings are expected to begin in April 2006.

    We are periodically a defendant in cases involving personal injury, property damage claims and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the legal proceedings pending against us, individually or in the aggregate, will not materially adversely affect our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

From the start of trading of our stock on June 24, 2005, the Class A Common Shares of TBS International Limited traded on the NASDAQ National Market under the symbol “TBSI”.

The following table sets forth for the periods indicated, since our initial public offering, the high and low prices for the common shares as reported on the NASDAQ National Market:
Year Ended December 31, 2005	HIGH	LOW
Second Quarter	$10.15	$10.00
Third Quarter	$2.94	$9.21
Fourth Quarter	$10.98	$5.82
Holders

As of March 1, 2006, there were 2,187 holders of record of our common shares.

Dividend and Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. Because International is a holding company with no material assets other than the stock of its subsidiaries, its ability to pay dividends will depend on the earnings and cash flow of its subsidiaries and their ability to pay dividends to International. The provisions of some of our debt instruments and related loan agreements prevent some of our subsidiaries from paying dividends to International, which may restrict International’s ability to pay dividends on our common shares.

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

Equity Compensation Plans

The below table sets forth equity compensation information under our 2005 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	104,500	$-	1,895,500
Equity compensation plans not approved by security holders	-	-	-
Total	104,500	$-	1,895,500

    Information regarding our equity compensation plans as of December 31, 2005 is disclosed in Item 8. Financial Statements and Supplementary Data.

ITEM 6. Selected Consolidated Financial and Other Data

    The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations, included elsewhere in this Report.
	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except for share and per share amounts)
Revenue
Voyage revenue	$112,172	$94,338	$119,528	$157,794	$175,596
Time charter revenue	5,583	7,421	23,625	50,746	71,456
Other revenue	-	65	193	267	979
Revenue	117,755	101,824	143,346	208,807	248,031

Operating expenses
Voyage	57,645	48,713	52,454	60,692	75,291
Vessel	40,214	35,133	62,234	79,273	72,609
Depreciation and amortization of vessels
and other fixed assets	6,171	6,282	6,887	10,137	18,021
Management fees	3,474	3,237	3,864	4,414	2,624
General and administrative	4,657	4,684	6,463	7,347	17,618
Loss from sale of vessels (1)	1,303	-	9,905	-	-
Operating expenses	113,464	98,049	141,807	161,863	186,163
Income from operations	4,291	3,775	1,539	46,944	61,868

Other (expenses) and income
Interest expense	(5,960)	(5,321)	(5,145)	(5,148)	(9,346)
Interest and other income	23	23	68	111	752
Gain on early extinguishment of debt		-	2,373	-	-
Gain on early extinguishment of debt, Reorganization (2)	62,783
Professional fees, Reorganization	(866)
Deemed preference dividends and accretion	-	-	(829)	-	-
Total other (expenses) and income	55,980	(5,298)	(3,533)	(5,037)	(8,594)

Net (loss) income	60,271	(1,523)	(1,994)	41,907	53,274

Deemed preference dividends and accretion	-	(1,491)	(797)	-	-
Amount allocated to participating preferred shareholders	-	-	-	(11,497)	(5,461)
Net (loss) income available for common shareholders	$60,271	$(3,014)	$(2,791)	$30,410	$47,813

Net (loss) income per common share
Basic	$5.92	$(0.30)	$(0.27)	$2.98	$2.19
Diluted	$3.12	$(0.30)	$(0.27)	$1.49	$1.97
Weighted average common shares outstanding
Basic (3) (4)	10,187,795	10,187,795	10,187,795	10,187,795	21,870,160
Diluted (3) (4)	19,296,128	10,187,795	10,187,795	20,385,775	24,310,909

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,822	$3,799	$8,641	$21,674	$27,158
Working capital	7,516	3,146	6,487	9,566	(5,055)
Total assets	85,347	87,914	83,009	157,159	342,442
Long-term debt, including current portion	43,275	43,275	6,097	38,511	105,737
Obligations under capital leases, including
current portion	6,269	11,714	42,637	34,642	24,703
Mandatorily redeemable preference shares (5)	11,264	12,755	14,382	-	-
Total shareholders' equity	11,626	8,612	5,821	61,959	177,789

	Year Ended December 31,
	2001	2002	2003	2004	2005
Other Operating Data:
Controlled vessels (at end of year) (6)	13	13	13	18	31
Chartered vessels (at end of year) (7)	7	9	11	10	6
Voyage Days (8)	7,737	6,823	9,033	8,892	10,885
Vessel days (9)	7,871	6,937	9,116	9,138	11,264
Tons of cargo shipped (10)	2,919	2,936	5,907	3,658	3,170
Revenue per ton (11)	$38.43	$32.13	$20.24	$43.13	$55.39
Tons of cargo shipped, excluding
aggregates (10)(12)	2,919	2,482	2,582	2,837	3,092
Revenue per ton, excluding
aggregates (11)(12)	$38.43	$37.36	$39.27	$52.79	$56.58
Chartered -out days	942	1,001	2,439	2,780	4,257
Chartered -out rate per day	$5,927	$7,413	$9,686	$18,254	$16,785

(1)
Represents the difference between the price paid to us and the book value of seven vessels that we sold in December 2003 and one vessel that we sold in October 2003. We used the proceeds from the December 2003 sale to repurchase outstanding senior secured debt relating to the sold vessels, on which we recorded a gain of $2.4 million.

(2)
In 1998, we issued $110.0 million of First Preferred Ship Mortgage Notes as original issue discount notes. In connection with our emergence from bankruptcy in February 2001 we recognized gains on the cancellation of our $110.0 million of First Preferred Ship Mortgage Notes and interest payable on the Notes. During our proceeding under Chapter 11 of the Bankruptcy Code, we recorded a loss to reflect the difference between the recorded debt amount, less discount, and the full face value of the First Preferred Ship Mortgage Notes allowed as a bankruptcy claim.

(3)
Basic and diluted weighted average common shares for 2001 through 2004 reflect the 2.547 to 1 adjustment for the consolidation and redesignation of common shares made June 29, 2005. See Item 15. Exhibits and Financial Statements Schedules, Footnotes 17 - Equity Transactions and Footnote 18 - Earnings Per Share.

(4)
Diluted weighted average common shares outstanding for 2005 includes 2,387,497 weighted average common shares issuable under the exercise of warrants and 53,252 weighted average common shares relating to the 100,000 restricted Class A common shares issued to our chief financial officer and 4,500 restricted Class A common shares issued to our independent directors. Diluted weighted average common shares outstanding for 2004 includes 10,197,980 common shares issuable on the exercise of exercisable warrants. Diluted weighted average common shares outstanding for 2001 includes 9,108,333 common shares for the Series A, B and C warrants

(5)
Mandatorily redeemable preference shares were classified as a liability as of December 31, 2003 in accordance with FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which became effective for us during the third quarter ended September 30, 2003.

(6)	Controlled vessels are vessels that we own or charter-in with an option to purchase. As of December 31, 2005, seven vessels in our controlled fleet were chartered-in with an option to purchase.

(7)	Represents both vessels that we charter-in under short-term charters (less than one year at the start of the charter) and charter-in of vessels under long-term charters without an option to purchase

(8)	Represents the number of days controlled and time-chartered vessels were operated by us, excluding off-hire days.

(9)
Represents the number of days that relate to vessel expense for controlled and time-chartered vessels. Vessel expense relating to controlled vessels is based on a 365-day year. Vessel expense relating to chartered-in vessels is based on the actual number of days we operated the vessel, excluding off-hire days.

(10)	In thousands.

(11)
Revenue per ton is a measurement unit for cargo carried that is dependent upon the weight of the cargo and has been calculated using number of tons on which revenue is calculated, excluding time charter revenue.

(12)
Aggregates represent high-volume, low-freighted cargo. Including aggregates, therefore, can overstate the amount of tons that we carry on a regular basis and reduce our revenue per ton. We no longer regularly carry aggregates and believe that the exclusion of aggregates better reflects our cargo shipped and revenue per ton data for our principal services.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is a discussion of our financial condition at December 31, 2004 and 2005 and our results of operations comparing the years ended December 31, 2004 and 2005 and the years ended December 31, 2003 and 2004. You should read this section in conjunction with the our consolidated financial statements including the related notes to those financial statements included elsewhere in this Annual Report.

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
  the extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and
  the extent to which we can control our fixed and variable costs, including those for port charges, stevedore and other cargo-related expenses, fuel and commission expenses.
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

    Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates. The following table sets forth these factors for each of the three years in the period from 2003 through 2005.
	Year Ended December 31,
	2003	2004	2005

Average number of vessels (1)	18	17	18
Freight voyage days (2)	6,594	6,112	6,628
Days on hire (3)	6,652	6,358	7,007
Freight Rates (4)
For all cargoes	$20.24	$43.13	$55.39
Excluding aggregates	$39.27	$52.79	$56.58

(1) Weighted average number of vessels in the fleet, not including vessels chartered out.
(2) Number of days that our vessels were earning revenue, not including vessels chartered out.
(3) Not including vessels chartered out.
(4) Weighted average freight rates measured in dollars per ton.

To a significant degree, freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. During 2003, 2004 and the first half of 2005, demand for dry bulk ocean shipping increased significantly, due largely to the expansion of economies in East Asia, especially China. Freight rates are subject to volatility depending on the relationship between supply and demand. In the second half of 2005, freight rates began to decline from the levels reached earlier in the year.

    Time charter revenue consists of a negotiated daily hire rate for the duration of a voyage. The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates. The following table sets forth these factors for each of the three years in the period from 2003 through 2005.
	Year Ended December 31,
	2003	2004	2005

Number of vessels (1)	7	8	12
Time Charter days (2)	2,439	2,780	4,257
Daily charter hire rates (3)	$9,686	$18,254	$16,785

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

    Depreciation and amortization expense, through December 31, 2004, was computed on the basis of 25-year useful lives for our vessels and, beginning on January 1, 2005, was computed on the basis of 30-year useful lives for our vessels. The impact of this change in estimate for 2005 increased our net income by $19.1 million.

    Management fees paid to Roymar for the technical management of controlled vessels and to TBS Shipping Services for the operation of vessels through the date of our purchase of all the stock of TBS Shipping Services and Roymar. We also paid commissions on freight and time charter hire to TBS Shipping Services and commissions on freight and port agency fees to TBS Commercial Group Ltd.. These management fees and commissions were fixed under agreements that originally were negotiated during our Chapter 11 proceeding with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and have been approved by our board of directors. TBS Commercial Group Ltd. will continue as an affiliated service company. Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. will be subject to approval by the compensation committee of our board of directors.

Sale of vessels and purchase of notes

    In December 2003, we entered into a sale and leaseback transaction covering seven vessels in order to generate cash to fund the repurchase of our outstanding First Preferred Ship Mortgage Notes. The repurchase of these First Preferred Ship Mortgage Notes resulted in a gain on early extinguishment of debt of $2.4 million in 2003. The sale and leaseback of the vessels, combined with an unrelated sale of a vessel for a gain on sale of $0.2 million, resulted in a loss of $9.9 million in 2003, reflecting the difference between the price paid to us and the book value of the vessels.

Lack of historical operating data for vessels before their acquisition

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
  The necessary commercial activities — maintaining customer relationships, providing local teams of commercial agents and port captains, offering transportation management skills and logistics solutions — are provided by our subsidiary TBS Shipping Services and our affiliate TBS Commercial Group in a manner different from the former owners.
  The vessels will operate under our trade name and carry our distinctive Indian tribe naming convention.

    The revenue-producing activity of the vessels we purchase will be generated from carrying cargoes for our customers on the routes we serve. The vessels we purchased are operated by different parties than their former owners, serve different customers, carry different cargoes, charge different rates, cover different routes and, in all respects, engage in a different business with different revenues, costs and operating margins.

    In short, all of the most important elements of operating the assets — in fact, all of the elements of the business of ocean transportation other than the vessels themselves — are not being purchased with the vessels but will depend on our skill and expertise.

Year ended December 31, 2005 compared to year ended December 31, 2004
	Year Ended December 31,
	2004		2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$157,794	75.6	$175,596	70.8	$17,802	11.3
Time charter revenue	50,746	24.3	71,456	28.8	20,710	40.8
Other revenue	267	0.1	979	0.4	712	266.7
Total revenue	208,807	100.0	248,031	100.0	39,224	18.8
Voyage expense	60,692	29.0	75,291	30.3	14,599	24.1
Vessel expense	79,273	38.0	72,609	29.3	(6,664)	(8.4)
Depreciation and amortization	10,137	4.9	18,021	7.3	7,884	77.8
Management and agency fees	4,414	2.1	2,624	1.1	(1,790)	(40.6)
General and administrative	7,347	3.5	17,618	7.1	10,271	139.8
Total operating expenses	161,863	77.5	186,163	75.1	24,300
Income from operations	46,944	22.5	61,868	24.9	14,924	31.8
Other (expenses) and income
Interest expense	(5,148)	(2.5)	(9,346)	(3.7)	4,198	(81.5)
Interest and other income	111	0.1	752	0.3	641	-
Net income	$41,907	20.1	$53,274	21.5	$11,367	27.1

Voyage revenue

    The $17.8 million or 11.3% increase in our voyage revenue for 2005 as compared to 2004 was due to an average freight rate increase of $12.26 per ton, or 28.4%, from $43.13 per ton for 2004 to $55.39 per ton for 2005. The effect of the increase in freight rate was reduced by a decrease in cargo volume of 488,336 tons, or 13.3%, from 3,658,367 tons for 2004 to 3,170,031 tons for 2005. The decrease in cargo volume was due to a decrease of 743,435 tons of aggregates bulk cargo in 2005 as compared to 2004 offset by an increase of 255,099 tons in 2005 in cargo other than aggregates. Excluding high-volume, low-freighted aggregates bulk cargo, which we no longer regularly transport, average freight rates increased 7.2% from $52.79 per ton in 2004 to $56.58 per ton in 2005.

    The increase in average freight rates resulted mainly from the demand for raw materials from East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates.

    The following table shows revenues attributed to our principal cargoes:
	Year Ended December 31,
	2004		2005		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$62,286	39.5	$71,952	41.0	$9,666	15.5
Metal concentrates	18,790	11.9	26,070	14.9	7,280	38.7
Fertilizers	16,342	10.4	14,596	8.3	(1,746)	(10.7)
Other bulk cargo and aggregates	40,385	25.6	45,918	26.1	5,533	13.7
Agricultural products	11,696	7.4	8,426	4.8	(3,270)	(28.0)
Automotive products	4,480	2.8	3,880	2.2	(600)	(13.4)
Other	3,815	2.4	4,754	2.7	939	24.6
Voyage revenue	$157,794	100.0	$175,596	100.0	$17,802	11.3

Time charter revenue

The $20.7 million, or 40.8%, increase in time charter revenue for 2005 over 2004 was attributed to an increase in the chartered out vessel days offset by a decrease in the average daily charter hire rate. The chartered vessel days increased 1,477 days, or 53.1%, from 2,780 days for 2004 to 4,257 days for 2005. The increase in days was due to an increase in our fleet. The average charter hire rate decreased $1,469 per day or 8.0% from $18,254 for 2004 to $16,785 for 2005, due to a softening in the overall shipping market in 2005 compared to 2004.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, as well as increases in commissions and bunker fuel costs. The following table shows the change in the number of voyage days in 2005 compared to 2004.
	Year Ended December 31,
	2004	2005	Increase (Decrease)

Freight voyage days	6,112	6,628	516	8.4%
Time charter days	2,780	4,257	1,477	53.1%
Total voyage days	8,892	10,885	1,993	22.4%

The principal components of voyage expense were as follows:
	Year Ended December 31,
	2004			2005			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue
Fuel expense	$18,369	30.3	8.7	$27,962	37.1	11.2	$9,593	52.2	2.5
Commission expense	13,496	22.2	6.5	12,570	16.7	5.1	(926)	(6.9)	(1.4)
Port call expense	13,932	23.0	6.7	17,021	22.6	6.9	3,089	22.2	0.2
Stevedore and other
cargo-related expense	9,948	16.4	4.8	10,901	14.5	4.4	953	9.6	(0.4)
Miscellaneous
voyage expense	4,947	8.1	2.3	6,837	9.1	2.7	1,890	38.2	0.4
Voyage expense	$60,692	100.0	29.0	$75,291	100.0	30.3	$14,599	24.1	1.3

    The 24.1% increase in voyage expense in 2005 as compared to 2004 was mainly due to the increases in fuel expenses and port call expense. The 52.2% increase in fuel expense in 2005 over 2004 was attributed to an increase in both the average price per metric ton (“MT”) from $220 per MT in 2004 to $300 per MT in 2005 and an increase in consumption from 83,393 MT in 2004 to 93,294 MT in 2005. The 22.2% increase in port call expense in 2005 over 2004 was primarily due to the increased number of port calls we made in 2005 which increased from 775 port calls in 2004 to 873 port calls in 2005 due to the growth of our business and fleet in 2005.

    The 9.6% increase in stevedore and other cargo-related expenses resulted from an increase in voyage activity during 2005 as compared to 2004 and an increase in 2005 as compared to 2004 in cargo that was booked on terms where we pay the costs of loading and unloading. As a percentage of voyage revenue, cargo booked under full liner terms — shipments in which we bear the costs of loading and unloading — increased from 14.5% to 21.1% of voyage revenue in 2004 and 2005, respectively. Cargo booked under full or partial free-in free-out terms — shipments in which the shipper pays the costs of loading and unloading — decreased from 85.5% to 78.9% of voyage revenue for 2004 and 2005, respectively.

    The 6.9% decrease in commission expense in 2005 as compared to 2004 was principally due to the re-characterization of expenses due to our acquisition of TBS Shipping Services in June 2005 in connection with our initial public offering. After the acquisition, $2.7 million of commissions paid to TBS Shipping Services were eliminated in consolidation and the operating expenses of TBS Shipping Services were included in our consolidation as general and administrative expenses. Offsetting the decrease in commission paid to TBS Shipping Services Inc., was an increase in commission expense of $1.8 million, or 13.3%, due to higher revenue in 2005 as compared to 2004.

The 38.2% or $1.9 million increase in miscellaneous expense in 2005 as compared to 2004 was principally due to three factors: a $0.5 million increase in container overhead charge; a $0.4 million increase in despatch expense; and a $0.2 million increase in canal charges. Despatch is compensation paid by the shipowner to a charterer as a reward when the charterer is able to complete the cargo operations in less time than the time allowed in the contract to load or unload the cargo.

As a percentage of revenue the 1.3% increase in voyage expense in 2005 as compared to 2004 was primarily due to an increase in fuel expense expressed as a percentage of revenue of 2.5% offset by a decrease of 1.2% as a percentage of revenue in all other voyage expense categories.

Vessel expense

    Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:
	Year Ended December 31,
	2004		2005		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Chartered-in vessel expense	$55,681	70.2	$31,119	42.9	$(24,562)	(44.1)
Owned vessel expense	20,516	25.9	38,737	53.3	18,221	88.8
Space charter expense	3,076	3.9	2,753	3.8	(323)	(10.5)
Vessel expense	$79,273	100.0	$72,609	100.0	$(6,664)	(8.4)

The 8.4% decrease in vessel expense in 2005 as compared to 2004 was primarily attributable to a change in the composition of our fleet from an average of 15 owned vessels and ten chartered-in vessels for 2004 to an average of 25 owned vessels and five chartered-in vessels for 2005. The increase in owned vessels decreased our demand for chartered-in vessels during 2005.

The 44.1% decrease in chartered-in vessels in 2005 as compared to 2004 resulted from our chartering-in vessels for 1,771 fewer vessel days in 2005 (1,939 days) compared to 2004 (3,710 days). This decrease was partially offset by an increase in the average charter-in rate per day of $1,041 per day, or 6.9%, from $15,008 per day in 2004 to $16,049 per day in 2005.

The 88.8% increase in owned vessel expense in 2005 over 2004 was principally due to a change in the composition of our fleet which increased from an average of 15 owned vessels in 2004 to an average of 25 owned vessels in 2005 and an increase in operating expense day rate of $374 per day from $3,780 per day in 2004 to $4,154 per day in 2005. The increase in average owned vessels translated to a 71.8%, or 3,898 day, increase in vessel days (the total days we operated all our owned and controlled vessels) from 5,427 days in 2004 to 9,325 days in 2005.

The 8.4% decrease in vessel expense as a percentage of revenue for 2005 from 2004 was primarily a function of an increase in revenue of $39.2 million together with a $24.6 million decrease in chartered-in vessel cost offset by an $18.2 million increase in owned vessel expense.

Depreciation and amortization

The $7.9 million increase in depreciation and amortization expense from $10.1 million in 2004 as compared to $18.0 million in 2005 was mainly due to the growth of our controlled fleet, which increased from an average of 15 vessels in 2004 to an average of 25 vessels in 2005. Part of the increase in depreciation was offset by a reduction in depreciation, due to the increase in the estimated useful life of our vessels, which increased from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate increased our net income by $ 19.1 million for the year ended December 31, 2005.

Management fees
	Year Ended December 31,
	2004		2005		Increase (Decrease)
	In Thousands	As a % of Management Fees	In Thousands	As a % of Management Fees	In Thousands	Percentage
Technical management fees	$1,984	44.9	$1,413	53.9	$(571)	(28.8)
Operational management fees	2,430	55.1	1,211	46.1	(1,219)	(50.2)
Total management fees	$4,414	100.0	$2,624	100.0	$(1,790)	(40.6)

    We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. Management fees shown above include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees. However, the fees have been eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses.

    Technical management fee expense for 2004 was $2.0 million compared to $3.6 million prior to the elimination in consolidation of $2.2 million in technical management fees as described above. The increase was primarily due to an increase in the average number of vessels under management, which increased from an average of 15 vessels in 2004 to an average of 25 vessels in 2005. At year ended December 31, 2004 and 2005, there were 18 and 31 vessels, respectively, under management. Giving effect to the consolidation of our subsidiary management companies, technical management fees decreased to $1.4 million in 2005 from $2.0 million in 2004.

    Operational management fee expense for 2004 was $2.4 million compared to $3.0 million prior to the elimination in consolidation of $1.8 million in operational management fees as described above. Management fees are based on voyage days, which increased 1,993 days or 22.4% from 8,892 days for 2004 to 10,885 days for 2005. Giving effect to the consolidation of our subsidiary management companies, operational management fees decreased to $1.2 million in 2005 from $2.4 million in 2004.

General and administrative expense

    The $10.2 million increase in general and administrative expense for 2005 as compared to 2004 was primarily due to the inclusion of the costs of operations of Roymar and TBS Shipping Services (mainly salary and related costs) after we acquired these companies. Prior to our acquisition of Roymar and TBS Shipping Services in June 2005, we were charged management fees and commissions by these service companies; accordingly, these costs were reflected as management fees and as part of voyage costs.

    The increase was also due to one-time charges to compensation for a $2.2 million bonus paid to our chief financial officer and $1.9 million of share grants made to our employees in connection with our initial public offering and related payroll taxes.

Income from operations

    The $14.9 million increase in income from operations in 2005 compared to 2004 was attributed mainly to increased freight rates and an increase in time charter activity. The increase in revenues was offset by an increase in voyage expense (specifically fuel costs) and general and administration expense (specifically the inclusion of the costs of operations of Roymar and TBS Shipping Services and the one time charges for the bonus paid to our chief financial officer and the share grants to our employees made in connection with our initial public offering). For the same reasons, our operating margin increased to 24.9% for 2005 from 22.5% for 2004.

Interest expense

    The 81.5% increase in interest expense for 2005 compared to 2004 was principally due to the $95 million in additional long term mortgage borrowings drawn down in 2005 on the following dates and in the following amounts: February 18, 2005 - $7.5 million, March 1, 2005 - $23.5 million, April 21, 2005 - $13.8 million, April 27, 2005 - $7.7 million, June 30, 2005 - $7.8 million, July 21, 2005 - $17.2 million and December 15, 2005 - $17.5 million. In addition, we drew down $12.0 million on June 17, 2005 against our revolving credit facility which was repaid on June 30, 2005.

Year ended December 31, 2004 compared to year ended December 31, 2003
	Year Ended December 31,
	2003		2004		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$119,528	83.4	$157,794	75.6	$38,266	32.0
Time charter revenue	23,625	16.5	50,746	24.3	27,121	114.8
Other revenue	193	0.1	267	0.1	74	38.3
Total revenue	143,346	100.0	208,807	100.0	65,461	45.7
Voyage expense	52,454	36.6	60,692	29.0	8,238	15.7
Vessel expense	62,234	43.4	79,273	38.0	17,039	27.4
Depreciation and amortization	6,887	4.8	10,137	4.9	3,250	47.2
Management and agency fees	3,864	2.7	4,414	2.1	550	14.2
General and administrative	6,463	4.5	7,347	3.5	884	13.7
Loss from sale of vessels, net	9,905	6.9	-	-	(9,905)	n/m
Income from operations	1,539	1.1	46,944	22.5	45,405	2,950.3
Other (expenses) and income
Interest expense	(5,145)	(3.6)	(5,148)	(2.5)	(3)	(0.1)
Interest and other income	68	-	111	0.1	43	63.2
Gain on early extinguishment of debt	2,373	1.7	-	-	(2,373)	n/m
Deemed preference dividends and accretion	(829)	(0.6)	-	-	829	n/m
Net (loss) income	$(1,994)	(1.4)	$41,907	20.1	$43,901	n/m

Voyage revenue

    The increase in our voyage revenue in 2004 over 2003 was primarily attributed to the 113.1% increase in average freight rates from $20.24 per ton in 2003 to $43.13 per ton in 2004 offset by a 7.3% decrease in the number of voyage days, from 6,594 in 2003 to 6,112 in 2004.

     Excluding high-volume, low-freighted aggregates bulk cargo, which we no longer regularly transport, average freight rates increased 34.4% from $39.27 per ton in 2003 to $52.79 per ton in 2004. The increase in average freight rates resulted to a significant degree from the demand for raw materials from East Asian economies, most notably China. Countries in Latin America have been a primary source of those raw materials, especially agricultural products and metal concentrates. Our established shipping routes from Latin America, and our long-standing presence in Latin America through our affiliated service companies, positioned us well to take advantage of this increased demand. Our results for 2004 also benefited from an increase to two monthly sailings from one monthly sailing of fertilizers for Honeywell from Virginia to Latin America.

    The following table shows revenues attributed to our principal cargoes:
	Year Ended December 31,
	2003		2004		Increase (Decrease)
Description	In Thousands	As of % of Total Voyage Revenue	In Thousands	As of % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$41,992	35.1	$62,286	39.5	$20,294	48.3
Metal concentrates	12,959	10.8	18,029	11.4	5,070	39.1
Fertilizers	6,799	5.7	16,342	10.4	9,543	140.4
Other bulk cargo	20,684	17.3	14,684	9.3	(6,000)	(29.0)
Agricultural products	14,845	12.4	11,696	7.4	(3,149)	(21.2)
Automotive products	7,600	6.4	4,480	2.8	(3,120)	(41.1)
Other	14,649	12.3	30,277	19.2	15,628	106.7
Voyage revenue	$119,528	100.0	$157,794	100.0	$38,266	32.0

Time charter revenue

    The increase in time charter revenue was attributed to an increase in the average daily charter hire rate and a slight increase in chartered vessel days. The 88.5% increase in our average per day charter hire rate from $9,686 in 2003 to $18,254 in 2004 was attributed to both the increase in demand for ocean transportation of freight to accommodate growing economies in East Asia and Africa and the relative scarcity of dry bulk carriers to meet that demand. Shipments of salt and sugar from Brazil to Nigeria accounted for approximately 21.3% of the increase from 2003 to 2004.

Voyage expense

    Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense. Increases in commissions and bunker fuel costs also affected voyage expense. The following table shows the change in the number of voyage days in the year ended
    December 31, 2004 compared to the same period in 2003.
	Year Ended December 31,
	2003	2004	Increase (Decrease)
Freight voyage days	6,594	6,112	(482)	-7.3%
Time charter days	2,439	2,780	341	14.0%
Total voyage days	9,033	8,892	(141)	-1.6%

    The principal components of voyage expense were as follows:
	Year Ended December 31,
	2003		2004		Increase (Decrease)
	In Thousands	As a % of Voyage Expense	In Thousands	As a % of Voyage Expense	In Thousands	Percentage
Fuel expense	$16,600	31.6	$18,369	30.3	$1,769	10.7
Commission expense	9,500	18.1	13,496	22.2	3,996	42.1
Port call expense	12,400	23.6	13,932	23.0	1,532	12.4
Stevedore and other
cargo-related expense	10,100	19.3	9,948	16.4	(152)	(1.5)
Miscellaneous
voyage expense	3,854	7.4	4,947	8.1	1,093	28.4
Voyage expense	$52,454	100.0	$60,692	100.0	$8,238	15.7

    The 15.7% increase in voyage expense in 2004 over 2003 was primarily attributable to the increase in commission expense, which was calculated at a rate of approximately 6.5% of freight booked based on revenue of $208.8 million in 2004 compared to $143.3 million in 2003. Average freight rates more than doubled in 2004 over the average rates that prevailed in 2003. As indicated in the preceding table, commission expense followed the rise in freight and charter rates during 2004.

    The 7.5% decrease in voyage expense as a percentage of revenue in 2004 resulted from a greater increase in voyage revenue than in voyage expenses, as well as a decrease in the number of voyage days in 2004. The decrease in stevedore and other cargo-related expenses in 2004 resulted from an increase in the percentage of cargo booked under full or partial free-in free-out terms — shipments in which the shipper pays the costs of loading and unloading — from 82.7% in 2003 to 85.5% in 2004 of voyage revenue and the decrease in the percentage of cargo booked under full liner terms — shipments in which we bear the costs of loading and unloading — from 17.3% in 2003 to 14.5% in 2004 of voyage revenue.

Vessel expense

    Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:
	Year Ended December 31,
	2003		2004		Increase (Decrease)
	In Thousands	As of % of Vessel Expense	In Thousands	As of % of Vessel Expense	In Thousands	Percentage
Chartered-in vessel expense	$39,834	64.0	$55,681	70.2	$15,847	39.8
Owned vessel expense	17,218	27.7	20,516	25.9	3,298	19.2
Space charter expense	5,182	8.3	3,076	3.9	(2,106)	(40.6)
Vessel expense	$62,234	100.0	$79,273	100.0	$17,039	27.4

    The increase in vessel expense in 2004 was primarily attributable to increased charter hire rates that we paid for chartered-in vessels, partially offset by a decrease in the number of days that we chartered-in vessels.  The 5.4% decrease in vessel expense as a percentage of revenue in 2004 resulted from a greater increase in revenue (freight rates) than in vessel expenses.

Depreciation and amortization

    The 47.2% increase in depreciation and amortization expense from $6.9 million in 2003 to $10.1 million in 2004 reflects the growth of our controlled fleet. In 2004, our controlled fleet averaged 15 vessels, compared to 13 vessels in 2003.

Management fees

    We paid management fees to our affiliated service companies as shown in the following table.
	Year Ended December 31,
	2003		2004		Increase (Decrease)
	In Thousands	As of % of Management Fees	In Thousands	As of % of Management Fees	In Thousands	Percentage
Technical management fees	$1,566	40.5	$1,984	44.9	$418	26.7
Operational management fees	2,298	59.5	2,430	55.1	132	5.7
Total management fees	$3,864	100.0	$4,414	100.0	$550	14.2

    The 26.7% increase from 2004 to 2003 in technical management fees which we paid to Roymar for managing our controlled fleet, was attributed to a 10.4% cost of living increase in the monthly maintenance fee per vessel to $12,029 that took effect on February 8, 2004 and the addition of five vessels to our fleet between May and November 2004.

We pay management fees to TBS Shipping Services for overseeing the operations of our voyages. The fees payable for 2004 reflected an increase attributable to a 10.3% cost of living increase in the monthly operational management fee per vessel to $8,447 that took effect on February 9, 2004. This increase was offset by a 141-day, or 1.6%, decrease in voyage days to 8,892 days for 2004 from the 9,033 voyage days recorded for 2003.

The decrease in management fees as a percentage of voyage revenue in 2004 compared to 2003 reflects the fact that management fees are based on the number of voyage days. Although we will continue to pay management fees to Roymar and TBS Shipping Services after they have become subsidiaries of International, those management fees will be eliminated in our consolidated financials statements.
See "Certain Relationships and Transactions" for a discussion of the relationships between us and our affiliated service companies.

General and administrative expense

    The increase in general and administrative expense was primarily due to an increase in the accounts receivable reserve of $0.8 million in order to reserve for specific customers where collection is questionable.

Income from operations

    The $45.4 million increase in income from operations in 2004 over 2003 was attributed in significant part to increased freight rates and time charter rates, and also to the $9.9 million charge taken in 2003 to reflect the difference between the price paid to us and the book value of seven vessels that we sold in December 2003 and one vessel that we sold in October 2003. We used the proceeds from the December 2003 sale to extinguish outstanding senior secured debt relating to the sold vessels, on which we recorded a gain of $2.4 million. We did not have a similar transaction in 2004. Other factors that contributed to the increase in income in 2004 were the increase in freight rates and time charter rates. For the same reasons, operating margin for 2004 increased to 22.5% from 1.1% for 2003.

Interest expense

    The increase in interest expense in 2004 over 2003 was due to borrowings to fund the purchase of one vessel in November 2003 and the sale and leaseback of seven vessels in December 2003. Both transactions were recorded as capital leases with the imputed interest amortized over the life of the related agreements.

Liquidity and Capital Resources
Our principal sources of funds, prior to our initial public offering, were operating cash flows, issuance of long-term debt securities and long-term bank borrowings.  Our principal uses of funds were capital expenditures to establish and grow our fleet and maintain the quality of our ships and keep us in compliance with international shipping standards and regulations, fund working capital requirements and make principal repayments on outstanding loan facilities and capital lease obligations.

Our practice has been to acquire ships using a combination of funds received from operating cash flows, debt secured by mortgages on our ships and long-term capital lease arrangements.  We expect to use our operating cash flows, and borrowings to fund vessel acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of newer ships.  These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

At December 31, 2005, we had negative working capital of $5.1 million, due primarily to the timing of our last two vessel acquisitions.  It is our practice to fund vessel acquisitions through working capital, which we subsequently replenish with long-term debt secured by a mortgage for typically 60% of the vessel cost.  The vessels Nyack Princess and Sioux Maiden that were purchased in early November of 2005, for $10.0 million and $17.5 million, respectively, were funded solely with our working capital.  We anticipate having positive working capital by the first quarter of 2006.

    We expect to rely on operating cash flows as well as long-term borrowings to implement our growth plan. We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next year.

Changes in Cash and Cash Equivalents
    Cash and cash equivalents at December 31, 2004 and December 31, 2005 were $21.7 million and $27.1 million, respectively.  The increase in cash and cash equivalents from December 31, 2004 to December 31, 2005 was the result of $72.7 million in net cash provided by operating activities and $118.8 million in net cash provided by financing activities, offset by $186.1 million in net cash used in investing activities.

Cash Flows from Investing Activities
    Net cash used in investing activities was $64.1 million and $186.1 million for 2004 and 2005, respectively.  For 2004, investing activities were comprised of vessel acquisitions and capital improvements of $56.6 million and deposits on vessels to be delivered after December 31, 2004 of $7.5 million. For 2005 investing activities consisted of vessel acquisitions and capital improvements of $178.2 million, $7.3 million cash paid, after deducting cash acquired, for all the stock of TBS Shipping Services and Roymar and approximately $533,000 security paid in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon).

Beginning in the last half of 2004, we began acquiring vessels to increase our controlled fleet.  During 2005, we acquired 14 vessels excluding the Rockaway Belle and Comanche Belle on which we exercised our purchase options.  We paid $178.2 million during 2005 consisting of: $163.9 million paid upon delivery of vessels, take over costs of $11.1 million incurred in connection with the acquisition of the vessels, vessel capital improvements of $2.0 million and the purchase of other assets of $1.2 million. In 2004, we had previously paid deposits of $7.5 million on the vessels delivered in 2005.  A deposit of $0.8 million for our pending acquisition of the Kibishio Maru was made on January 4, 2006.

    In connection with our initial public offering we purchased the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earning of each company for the period January 1, 2005 through the date of acquisition of $0.6 million which was paid in September 2005, less net cash acquired of $0.8 million.

At December 31, 2005, we had an executed memorandum of agreement for the acquisition of the Kibishio Maru (to be renamed the Aztec Maiden) for a purchase price of $8.1 million.  The vessel is expected to be delivered in April 2006.

Cash Flows from Financing Activities
    Net cash used in financing activities was $24.3 million during 2004 made up of: $36.5 million long-term bank borrowings to finance the purchase of vessels, reduced by $12.1 million repayments of obligations under capital leases and debt principal and payment of a dividend on preferred stock of $150,000. During 2005 net cash provided by financing activities was $118.8 million consisting of: $61.7 million of net proceeds from the issuance of Class A common shares in our initial public offering and $95.0 million long-term bank borrowings to finance the purchase of vessels, reduced by $37.7 million of repayments of obligations under capital leases and debt principal, which include the payments of the purchase options of $2.5 million and $3.8 million under the capital leases for the M.V. Rockaway Belle and M.V. Comanche Belle, respectively, and payment of a dividend on preferred stock of $150,000.  We borrowed $12.0 million under our revolving credit facility on June 17, 2005 to fund our working capital. We used a portion of the net proceeds of our initial public offering to repay these borrowings under the revolving credit facility on June 30, 2005.

Charter Hire Receivables
    Our gross charter hire receivables balance at December 31, 2004 and December 31, 2005 was $18.8 million ($17.3 million net of allowance for doubtful accounts) and $26.2 million ($25.5 million net of allowance for doubtful accounts), respectively.  The increase in receivables was mainly due to a large single receivable from Military Sealift Command of $ 2.2 million and the timing of seven Brazilian steel shipments which began in November and December of 2005 and lead to larger than usual outstanding receivables at December 31, 2005.
In accordance with our reserve policy, we take a percentage of outstanding receivables, based on prior years' experience, as a general reserve — usually between 2% and 3% of the receivables balance.  Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances.  The additional reserves totaled $1.1 million and $0.1 million and our aggregate reserves totaled $1.5 million and $0.7 million at December 31, 2004 and December 31, 2005, respectively.  At December 31, 2005, we wrote off $1.0 million of receivables against the additional reserve, principally from TBS Middle East Carriers Ltd.

Fuel and Other Inventories
    The fuel and other inventory account balance at December 31, 2005 increased $4.2 million from the December 31, 2004 balance.  Approximately $2.4 million of the increase was due to higher fuel prices.  The remaining increase of $1.8 million was due to higher quantities of fuel and lubricating oil as of December 31, 2005, resulting from an expansion in our controlled fleet.  Our fleet increased 13 vessels from 18 vessels as of December 31, 2004 to 31 vessels as of December 31, 2005.

Prepaid Expenses
    Prepaid expense at December 31, 2005 decreased $1.7 million from the December 31, 2004 balance.  Approximately $1.5 million of the decrease was due to a decrease in prepaid vessel expense, which decreased from $1.7 million at December 31, 2004 to $0.2 million at December 31, 2005.  The remaining decrease in prepaid expense was due to a $0.9 million decrease in prepaid charter hire (which decreased from $1.4 million at December 31, 2004 to $0.5 million at December 31, 2005) due to a decrease in the number of vessels time chartered-in offset by a $0.7 million increase in prepaid insurance from $0.6 million at December 31, 2004 to $1.3 million at December 31, 2005.

Other Commitments
Our contractual obligations as of December 31, 2005 are shown in the following table:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$105,737	$31,458	$47,247	$27,032	-
Capital lease obligations	24,703	3,348	8,683	12,672	-
Operating Lease obligations	15,664	14,971	693	-	-
Other Purchase obligations (2)	8,100	8,100	-	-	-
Total contractual cash obligations	$154,204	$57,877	$56,623	$39,704	$-

 (1)   As of December 31, 2005, we had $105.7 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, consisting of $15.1 million under the $22.5 million credit facility with a group of lenders led by GMAC Commercial Finance LLC, $9.6 million under the $15.0 million credit facility with Merrill Lynch Business Financial Services, Inc., $6.4 million under the $7.2 million credit facility with the Royal Bank of Scotland plc, $35.2 million under the $45.0 million credit facility with  AIG Commercial Equipment Finance, Inc., $21.9 million under the $25.0 million credit facility with Bank of America and $17.5 million under the new $17.5 million credit facility with Merrill Lynch Business Financial Services Inc.  Based on LIBOR at December 31, 2005 of 4.5%, we would pay interest of approximately $6.6 million in 2006 (less than 1 year), $6.9 million in 2007 and 2008 (1–3 years) and $1.4 million in 2009 and 2010 (3–5 years).
At December 31, 2005, we did not meet specified EBITDA to debt ratios required under the AIG and Bank of America credit facilities.  We obtained a wavier from AIG, dated December 31, 2005, to waive the covenant violation as of December 31, 2005.  AIG has also agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement.  We believe that based upon current projections of our 2006 quarterly EBITDA, we will be in compliance with this covenant.
On March 3, 2006, the Bank of America agreed to waive the EBITDA to debt service ratio requirement for the quarter ended December 31, 2005, and to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio.  Under the revised method, we believe that based upon current projections of our 2006 quarterly EBITDA, we will be in compliance with this covenant.
On December 15, 2005, the Merrill Lynch credit facility was amended removing the requirement for us to maintain positive working capital.  In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below 160% of the outstanding loan balances.  As required by the credit facility, we have agreed to prepay approximately $2.3 million by March 31, 2006.
(2)    We entered into a memorandum of agreement to purchase, the Kibishio Maru (to be renamed the Aztec Maiden) for delivery in the first quarter of 2006 at a purchase price of $8.1 million.

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

    Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies that involve a high degree of judgment and the methods of their application. For a description of all of our significant accounting policies, see note 3 to our consolidated financial statements.

Fuel and Other Inventories
Inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at the lower of cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts) or fair value.

Impairment of long-lived assets
    We are required to review for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount.  Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset.  Management performs impairment analyses when certain triggering events occur.

Depreciation
    Vessels are stated at cost. Depreciation of vessels is calculated using the straight-line method over the useful lives of the vessels, which are estimated as 30 years from the date delivered by the shipyard. Expenditures that materially increase values, change capacities or extend useful lives are capitalized in vessels. Routine repair, replacement and maintenance costs are expensed as incurred.  The estimated useful life of vessels was extended from 25 years to 30 years effective January 1, 2005, based on our review of the condition and performance of the owned fleet.  The impact of this change in estimate on the year ended December  31, 2005 increased net income, basic earnings per share and diluted earnings per share in the amount of $19.1 million, $0.87 per share and $0.78 per share, respectively.

Provision for drydock costs
    A provision for drydocking costs, including major vessel overhaul costs incurred during periodic inspections for regulatory and insurance purposes, is accrued and charged to expense ratably over the period to the next drydocking, which averages approximately 30 months. This provision is included in accrued expenses.

Allowance for doubtful accounts
    We assess the recoverability of doubtful accounts and we create an allowance for the possibility of non-recoverability. Although we believe our allowances to be based on fair judgment at the time of their creation, it is possible that an amount under dispute is not recovered and the estimated allowance for doubtful recoverability is inadequate.

Revenue recognition
    Voyage revenue and expenses include estimates for voyages in progress. Estimated profits from voyages in progress are recognized on a percentage-of-completion basis by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through year-end to total voyage days. When a loss is forecasted for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through year-end.

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
In April 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”.  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Effective June 30, 2005, the Company has adopted the provisions of FIN 47, the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities".  FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued.  Effective April 1, 2005, the Company has adopted the provisions of FIN 46(R)-5, the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (‘‘SFAS 123R’’). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company currently follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would result in the same amount. The company will adopt SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. SFAS 123R will not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary assets’’, an amendment of APB No. 29, ‘‘Accounting for Nonmonetary Transactions’’ (‘‘SFAS 153’’).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The statement was effective for the Company beginning July 1, 2005 and was applied prospectively.  The effect of the adoption of SFAS 153 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk:

We are exposed to various market risks, associated with changes in interest rates.  The exposure to interest rate risk relates to our floating rate debt.  At December 31, 2005, we had $96.1 million of floating rate debt with margins over LIBOR ranging from 1.5% to 3.7% compared to $24.5 million as of December 31, 2004.  As an indication of the extent of our sensitivity to interest rate changes, an increase in LIBOR of 100 basis points would have decreased our net income and cash flows for the year ending December 31, 2005, by approximately $961,000 based upon our debt level at December 31, 2005.

The following table sets forth the sensitivity of our outstanding debt in U.S. dollars to a 100 basis points increase in LIBOR during the next five years on the same basis.
Year	Amount
(In thousands)
2006	$680
2007	$443
2008	$252
2009	$83
2010	$-
Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incur approximately 8.3% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At December 31, 2005, approximately 6.4% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 8.   Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements included in Part IV, Item 15 beginning on Page 52 of this Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.   Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation was carried out by International’s management, with the participation of our Chief Executive Officer, Chief Financial Officer,  and Chief Accounting Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.  In addition, during the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors and Executive Officers of the Registrant

The following table provides information regarding our executive officers and directors.
Name	Age	Title
Joseph E. Royce	61	President, Chief Executive Officer, Chairman and Director
Gregg L. McNelis	50	Senior Executive Vice President, Chief Operating Officer and Director
Lawrence A. Blatte	76	Senior Executive Vice President
Ferdinand V. Lepere	54	Executive Vice President and Chief Financial Officer
Captain Alkis N. Meimaris	74	Executive Vice President (retired effective January 1,2006)
James W. Bayley	65	Vice President and Director
William J. Carr	47	Vice President and Treasurer
Randee E. Day	57	Director
Peter S. Shaerf	51	Director
William P. Harrington	48	Director

    Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each director and executive officer follows:

    Joseph E. Royce: Mr. Royce has been president, chairman and director since our inception, and chief executive officer since March 2005. Since 1993, Mr. Royce has served as president of TBS Shipping Services and is responsible for supervising the vessels in our breakbulk, bulk and liner operations. Since 1978, Mr. Royce has organized and managed ventures engaged in ownership and operation of vessels. Between 1984 and early 1993, Mr. Royce was president of COTCO, a dry cargo pool of over 45 vessels. From 1973 to 1983, he was active as a shipbroker and independent ship operations manager involved in the shipment of various products worldwide.

    Gregg L. McNelis: Mr. McNelis has served as a director since February 2004 and as senior executive vice president and chief operating officer since March 2005. Since 1993, Mr. McNelis has served as executive vice president of the Commercial Department at TBS Shipping Services, where he manages the chartering department, responsible for commercial employment of liner and tramp vessels. He has worked with Mr. Royce for over 20 years, engaging in contract negotiations, time charters, voyage charters, contracts of affreightment, and developing and controlling trade lanes. Mr. McNelis previously served as vice president of COTCO. Mr. McNelis has over 27 years experience working both in South America with shipowners and shipbrokering in New York.

    Lawrence A. Blatte: Mr. Blatte has served as our corporate legal counsel from our inception and as senior executive vice president since March 2005. In January 2004, Mr. Blatte became vice chairman of TBS Shipping Services and in this role provides business development services. Mr. Blatte has practiced law for over 30 years. He retired in 1999 in order to devote more time to serving as our legal counsel. As a public servant, Mr. Blatte held the position of Mayor of the Village of Lawrence, New York from July 1, 1996 to June 30, 2002, and served as a Trustee of the Village from July 1, 1979 to June 30, 1996.

    Ferdinand V. Lepere: Mr. Lepere has served as executive vice president and chief financial officer since March 2005 and as executive vice president of finance of TBS Shipping Services since January 1995, responsible for all financial, accounting, information systems and administrative matters. Mr. Lepere has over 25 years experience in shipping, most recently from February 1981 to December 1994 with Hapag-Lloyd A.G. as chief financial officer and Board member of its American subsidiary. Mr. Lepere is a Certified Public Accountant and holds a Masters Degree in Finance and Accounting.

    Captain Alkis N. Meimaris: Captain Meimaris, with over 50 years maritime experience, has served in the capacity of executive vice president since March 2005 and in the capacity of executive vice president of operations of TBS Shipping Services since 1993. Captain Meimaris previously served as a director of B+H Ocean Carriers Ltd. and a board member of COTCO. His 29 years experience with National Bulk Carriers ranges from service as Master on oceangoing freighters and VLCCs to superintendent in the Jari, Amazonas project. Effective January 1, 2006, Captain Meimaris retired as executive vice president of operations.

    James W. Bayley: Mr. Bayley has served as a director since our inception, and as vice president since March 2005. Since 1977, Mr. Bayley has served as managing director of Globe Maritime Limited, a company that is well-established in the London shipping market. Mr. Bayley is a member of the Baltic Exchange and holds the title of fellow of the Institute of Chartered Shipbrokers.

    William J. Carr: Mr. Carr served as a director from 1998 until 2001 and since then as vice president, treasurer and resident representative in Bermuda. Mr. Carr serves as president and director of all of our ship-owning subsidiaries. Since 1986, Mr. Carr has served as president and sole owner of Windcrest Management Limited, a Bermuda company providing accounting, consulting, corporate management and registered office services to local and international businesses.

    Randee E. Day: Ms. Day has served as a director and chairman of the audit committee since 2001. Ms. Day is currently a managing director and head of Maritime Investment Banking at the Seabury Group LLC., a New York based investment bank serving clients in the transportation industry. From 1985 until 2004, Ms. Day served as chief executive officer and president of Day and Partners, Inc., a financial consulting firm. Ms. Day became an independent director of Double Hull Tankers, Inc (NYSE) in July of 2005 and is the chairperson of the audit committee and a member of the compensation committee.

    Peter S. Shaerf: Mr. Shaerf has served as a director since 2001. From 2002 to April 2005, Mr. Shaerf was senior vice president of American Marine Advisors, Inc., a merchant banking firm exclusively focused on the maritime industry. In May 2005, American Marine Advisors changed its name to AMA Capital Partners LLC and Mr. Shaerf was named managing director. Mr. Shaerf, having almost 30 years experience in the maritime industry, was a co-founder of Poseidon Capital and he also ran The Commonwealth Group, a leading broker and consultant in the container and liner sector. He is a director of General Maritime Corporation (NYSE) and Trailer Bridge, Inc. (NASDAQ) and former director of MC Shipping Inc. (AMEX). Mr. Shaerf is also a director of The Containerization and Intermodal Institute and vice chairman of the Government sponsored Short Sea Shipping Co-operative.

    William P. Harrington: Mr. Harrington became a director in 2005. Mr. Harrington is a partner and the head of the litigation practice group at Bleakley Platt & Schmidt, LLP, White Plains, NY.

Audit Committee Financial Experts

    The board of directors has determined that the Company has at least one “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K.  Ms. Randee E. Day, who is “independent” as that term is defined in Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, as amended, is our audit committee financial expert.

Nominating and Corporate Governance Committee

    The Board of Directors has a Nominating and Corporate Governance Committee (the “Committee”) consisting of William P. Harrington and James W. Bayley.  Mr. Harrington is independent as such term is defined in Rule 4200 of the NASD Manual.  Mr. Bayley, who is also a vice president of the Company, is scheduled to be replaced on the committee with an independent member by June 29, 2006, so that all committee members will be independent. The Committee, which has met once during 2005, is required to meet at least once a year and  is responsible for identifying and  recommending potential candidates qualified to become Board members, recommending directors for appointment to board committees, developing and recommending to the Board a set of corporate governance principles and overseeing evaluation of our board of directors and management.  The Committee is also responsible to establish procedures for the consideration of board candidates recommended by our shareholders.  The Company has made the Nominating and Corporate Governance Committee charter available on its website at www.tbsship.com.

Code of Business Conduct and Ethics
    The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including the Company’s Chief Executive Officer, Chief Financial Office and Chief Accounting Officer) and employees. The Company has made the Code of Ethics available on its website at www.tbsship.com.
Item 11.  Executive Compensation

    Information relating to the Registrant’s executive officer and director compensation will be in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005, information with respect to the beneficial ownership of our common shares by:
  each person known to us to beneficially own more than 5% of our issued and outstanding common shares, each director of International and each executive officer, and all directors and executive officers as a group, and
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Based solely on the review of the forms required by Section 16(a) of the Securities Exchange Act of 1934 that have been filed, and written representation that no other forms are required, International believes that all filing requirements applicable to its officers and directors have been complied with.
Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the common shares beneficially owned by the shareholder and has the same address: c/o TBS Shipping Services Inc., 612 East Grassy Sprain Road, Yonkers, New York, 10710.
	Common Shares Beneficially
Name	Class A	%	Class B	%
Executive Officers and directors:
Joseph E. Royce (1)	3,577,306	25.0%	8,152,289	60.8%
Gregg L. McNelis (2)	637,615	4.5%	2,412,153	18.0%
Lawrence A. Blatte (3)	220,481	1.5%	524,983	3.9%
Ferdinand V. Lepere (4)	-	-	-	-
Captain Alkis N. Meimaris	399,600	2.8%	609,888	4.5%
James W. Bayley (5)	467,939	3.3%	796,268	5.9%
William J. Carr (6)	-	-	-	-
Randee E. Day (7)	-	-	-	-
Peter S. Shaerf (8)	-	-	-	-
William P. Harrington (9)	-	-	-	-
Other beneficial owners:
Tara C. DeMakes (11)	684,890	4.8%	1,327,200	9.9%
David C. Blatte (12)	205,751	1.4%	496,440	3.7%
Amy Blatte Braunstein (13)	205,751	1.4%	496,440	3.7%
All executive Officers and directors as a group (10 persons): (4) (10)	5,302,941	37.1%	12,495,581	93.2%

(1)
Common shares beneficially owned include 610,038 Class B common shares held by Mr. Royce, 610,037 Class B common shares held by Mr. Royce's spouse, Elaine M. Royce, 1,446,208 Class A and 2,802,507 Class B common shares held by the Joseph E. Royce 2005 Qualified Grantor Retained Annuity Trust (GRAT), 1,446,208 Class A and 2,802,507 Class B common shares held by the Elaine M. Royce 2005 Qualified GRAT and 684,890 Class A and 1,327,200 Class B common shares held by Treetops Holdings, LLC. Treetops is jointly owned by The Jeanine Royce 1997 Trust and The Laura Royce 1997 Trust. Mr. Royce is trustee of the Joseph Royce 2005 GRAT and Mrs. Royce is trustee of the Elaine Royce 2005 GRAT. Each has sole voting and investment power over the shares each indirectly owns. Mrs. Royce is a co-trustee of each of the Royce 1997 Trusts and has sole investment power over the shares she indirectly owns. Mr. and Mrs. Royce disclaim beneficial ownership of the shares indirectly owned by the Royce 1997 Trusts.

(2)
Includes 150,710 Class A and 734,153 Class B common shares held by Mr. McNelis, 43,347 Class A and 84,000 Class B common shares held by the Gregg L. McNelis Jr. 2004 Irrevocable Trust, 43,347 Class A and 84,000 Class B common shares held by the Diana McNelis 2004 Irrevocable Trust, 43,347 Class A and 84,000 Class B common shares held by the Brandon McNelis 2004 Irrevocable Trust, 178,432 Class A and 713,000 Class B common shares held by the Gregg L. McNelis 2005 Qualified GRAT and 178,432 Class A and 713,000 Class B common shares held by the Susanne E. McNelis 2005 Qualified GRAT. Mr. McNelis's spouse, Susanne McNelis, is the trustee of each of the McNelis Trusts, except for the Gregg McNelis GRAT, and has voting and investment power over the shares owned by the trusts for which she is trustee. Mr. McNelis is trustee of the Gregg McNelis GRAT and has voting and investment power over the shares it owns. Mr. and Mrs. McNelis disclaim beneficial ownership of the shares held by the McNelis Trusts, except the Gregg McNelis GRAT and the Susanne McNelis GRAT.

(3)
Includes 12,413 Class A and 121,783 Class B common shares held by Blatte Group LLC, 104,034 Class A and 201,600 Class B common shares held by the Lawrence A. Blatte 2005 Qualified GRAT and 104,034 Class A and 201,600 Class B common shares held by the Barbara H. Blatte 2005 Qualified GRAT. The Blatte Group is jointly owned by Mr. Blatte and his spouse, Barbara Blatte. Mr. and Mrs. Blatte have shared voting and investment power over the shares owned by the Blatte Group. Mr. Blatte is trustee of the Lawrence Blatte GRAT and Mrs. Blatte is trustee of the Barbara Blatte GRAT. Each has sole voting and investment power over the shares each indirectly owns. The address for Mr. Blatte and the Blatte Group is 198 Harbor View North, Lawrence, New York 11559.

(4)	Excludes 100,000 restricted Class A common shares issued pursuant to the 2005 EIP and vesting in equal installments over the next four years.
(5)
Includes 467,939 Class A and 796,268 Class B common shares held by Standcrown (Gibraltar) Limited. Mr. Bayley is the beneficial owner of Standcrown and has voting and investment power over the shares it owns. The address for Mr. Bayley and Standcrown is c/o Globe Maritime Limited, 4th Floor, Osborn House, 74-80 Middlesex Street, London E1 7EZ.

(6)	The address for Mr. Carr is P.O. Box HM 2522, Hamilton, HM GX, Bermuda.
(7)	The address for Ms. Day is One Stamford Landing, Suite 201, Stamford, CT 06902.
(8)	The address for Mr. Shaerf is 405 Lexignton Avenue, New York, NY 10174
(9)	The address for Mr. Harrington is One North Lexington Avenue, P.O. Box 5056, White Plains, NY 10602.
(10)	Excludes 4,500 restricted Class A common shares issued, in the aggregate to directors, pursuant to the 2005 EIP and vesting at June 29,2006.
(11)
Includes 684,890 Class A and 1,327,200 Class B common shares held by Treetops. Mrs. DeMakes is a co-trustee of each of the Royce Trusts and has voting power, but not investment power, over the shares they indirectly own through Treetops. Mrs. DeMakes is also manager of Treetops. Mrs. DeMakes disclaims beneficial ownership of the shares indirectly owned by the Royce 1997 Trusts and the shares held by Treetops. Excludes 5,000 restricted Class A common shares held by Mrs. DeMakes.

(12)
Includes 162,404 Class A and 412,440 Class B common shares held by David C. Blatte, who is the son of Lawrence A. Blatte, and 43,347 Class A and 84,000 Class B common shares held by The Blatte Grandchildren 1999 Trust. David C. Blatte is the co-trustee of the Blatte Grandchildren Trust and has shared voting and investment power over the shares it owns. David C. Blatte disclaims beneficial ownership of the shares held by the Blatte Grandchildren Trust. The address for David C. Blatte is 10 Belmont Drive South, Roslyn Heights, New York 11577 and the address for the Blatte Grandchildren Trust is 198 Harbor View North, Lawrence, New York 11559.

(13)
Includes 162,404 Class A and 412,440 Class B common shares held by Amy Blatte Braunstein, who is the daughter of Lawrence A. Blatte, and 43,347 Class A and 84,000 Class B common shares held by the Blatte Grandchildren Trust. Mrs. Braunstein is the co-trustee of the Blatte Grandchildren Trust and has shared voting and investment power over the shares it owns. Mrs. Braunstein disclaims beneficial ownership of the shares held by the Blatte Grandchildren Trust. The address for Mrs. Braunstein is 34 Belmont Drive West, Roslyn Heights, New York 11577

Item 13.  Certain Relationships and Related Transactions

    Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively beneficially own approximately 64.3% of our issued and outstanding common shares.  Each of these individuals is also a principal of, and together control, TBS Commercial Group Ltd. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce have been principals of, and together controlled, TBS Shipping Services and Roymar prior to our purchase of these companies in June 2005, for $7.5 million plus the undistributed S-corporation earnings for the period January 1, 2005 through the date of acquisition of $0.6 million.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties. We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group Ltd. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which fees are also based on market rates for such services.  For the year ended December 31, 2003, 2004 and 2005 we paid TBS Commercial Group Ltd. $4.5 million, $5.5 million, $6.7 million, respectively.
    Globe Maritime Limited, owned by James W. Bayley, acts as our chartering broker and charges commissions for arranging charters and the sale and purchase of vessels, which commissions are based upon market rates.  For the year ended December 31, 2003, 2004 and 2005 we paid Globe Maritime Limited $157,789, $219,336, $49,319, respectively.
    James W. Bayley owned 1% of the outstanding interest of the parent entity of TBS North America Liner Ltd. (“TNA”) and 40% of the outstanding voting shares of TNA.  The parent entity of TNA owns 60% of the outstanding voting shares and 100% of the outstanding non-voting shares of TNA.  International indirectly owned the other 99% of the outstanding interest of the parent entity of TNA.  In December 2005, the parent entity of TNA was dissolved and on December 29, 2005, Mr. Bayley transferred his entire interest in TNA to International.  On that date TNA became a wholly-owned subsidiary of International.
    TBS Shipping Services and Roymar maintain an office in Yonkers, New York that is leased from our founder, chairman and chief executive officer, Joseph E. Royce.  For each of the years ended December 31, 2003, 2004 and 2005, payments to Mr. Royce under this lease totaled $240,000.
    TBS International Limited, TBS Shipping Services and TBS Commercial Group Ltd. paid legal fees to Lawrence A. Blatte, who is one of our principal shareholders and became a senior executive vice president of International in March 2005.  For the year ended December 31, 2003, 2004 and 2005, payments from International to Mr. Blatte for legal services totaled $ 445,000, $438,000, and $503,133 respectively.  For the year ended December 31, 2003, 2004 and 2005, payments from TBS Shipping Services and TBS Commercial Group Ltd. to Mr. Blatte for legal services totaled $50,000, $205,000 and $150,000, respectively.
    Our board has delegated authority to the compensation committee to review and approve on an annual basis all transactions with our executive officers, directors and affiliates.
Item 14.    Principal Accountant Fees and Services
Audit Fees

    PricewaterhouseCoopers LLP billed the Company an aggregate of approximately $350,000 in fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in its quarterly reports for the quarters ended June 30and September 30 2005 and approximately $1,031,000 in fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the year December 31, 2004  and review the Company’s registration statement on Form S-1 for its initial public offering completed June 29, 2005.
Audit-Related Fees
    Audit-related fees billed by PricewaterhouseCoopers LLP for assurance and related service provided to management in connection with the audit of TBS Shipping Services Inc. and Roymar Ship Management, Inc. for the years ended December 31, 2002, 2003 and 2004, for inclusion in Form S-1 filed with the SEC and assistance and consultation provided in relation to the purchase of these entities by the Company were approximately $119,000.
Audit Committee Pre-Approval Policy
    The Audit Committee is responsible for (i) the appointment and oversight of the Company’s independent auditors, including reviewing the auditors’ independence and performance, (ii) the pre-approval of all audit and allowable non-audit services provided by the Company’s independent auditors and (iii) represent and assist the Board of Directors in discharging their oversight responsibility regarding the quality and integrity of the Company’s financial statements, system of internal controls, and accounting and financial reporting processes.

Item 15.   Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1.	Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-2
Consolidated Statements of Net Income (Loss) for the Years ended
December 31, 2005, December 31, 2004 and December 31, 2003	F-3
Consolidated Statements of Cash Flows for the Years ended
December 31, 2005, December 31, 2004 and December 31, 2003	F-4
Consolidated Statements of Shareholders’ Equity for the Years ended
December 31, 2005, December 31, 2004 and December 31, 2003	F-5
Notes to Consolidated Financial Statements	F-6 - F-27

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of the specific form filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to TBS International Limited and payment of a reasonable fee.

			Incorporated by Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Filing Date

2.1	Third Amended Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code		S-1	333-123157	2.1	3/7/2005
3.1	Form of Memorandum of Association		S-1	333-123157	3.1	3/7/2005
3.2	Form of Bye-laws		S-1	333-123157	3.2	3/7/2005
4.1	Form of Class A Common Share Certificate		S-1	333-123157	4.1	3/7/2005
4.2	Form of Class B Common Share Certificate		S-1	333-123157	4.2	3/7/2005
10.1	Loan and Security Agreement, dated August 26, 2004, by and between Stratford Shipping Corp. and Sheffield Maritime Corp. and Merrill Lynch Business Financial Services, Inc.		S-1	333-123157	10.1	3/7/2005
10.2	Credit Agreement, dated June 1, 2004, among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.2	3/7/2005
10.3	Amended and Restated Credit Agreement, dated February 1, 2005, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., Oldcastle Shipping Corp., TBS International Limited and GMAC Commercial Finance LLC, to the Credit Agreement, dated June 1, 2004, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.3	3/7/2005
10.4	First Supplement to the Amended and Restated Credit Agreement, dated February 1, 2005, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., Oldcastle Shipping Corp., TBS International Limited and GMAC Commercial Finance LLC, to the Credit Agreement, dated June 1, 2004, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.4	3/7/2005
10.5	Loan Agreement, dated December 21, 2004, between Avon Maritime Corp. and The Royal Bank of Scotland plc		S-1	333-123157	10.5	3/7/2005
10.6	Loan Agreement, dated March 1, 2005, by and among Rector Shipping Corp., Hansen Shipping Corp., Chester Shipping Corp., Albemarle Shipping Corp., Sherman Maritime Corp., Glenwood Maritime Corp., Bristol Maritime Corp., Westbrook Holdings Ltd. and AIG Commercial Equipment Finance, Inc.		S-1	333-123157	10.6	3/7/2005
10.7	Umbrella Agreement, dated December 5, 2003, between TBS International Limited and Arkadia Shipping Inc.		S-1	333-123157	10.7	3/7/2005
10.8	Form of Memorandum of Agreement related to sale-leaseback financings with Arkadia Shipping Inc.		S-1	333-123157	10.8	3/7/2005
10.9	Form of Bareboat Charter related to sale-leaseback financings with Arkadia Shipping Inc.		S-1	333-123157	10.9	3/7/2005
10.10	Management Agreement, dated February 8, 2001, by and among TBS Shipping International Limited, TBS Worldwide Services Inc., its indirect and direct subsidiaries, TBS Commercial Group Ltd. and Beacon Holdings Ltd.		S-1	333-123157	10.1	3/7/2005
10.11	Form of Commercial Agency Agreement with TBS Worldwide Services Inc.		S-1	333-123157	10.11	3/7/2005
10.12	Form of Stock Purchase Agreement for acquisition of Roymar Ship Management, Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1	333-123157	10.12	3/7/2005
10.13	Form of Stock Purchase Agreement for acquisition of TBS Shipping Services Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1	333-123157	10.13	3/7/2005
10.14	2005 Equity Incentive Plan		S-1	333-123157	10.14	3/7/2005
10.15	Employee Share Purchase Plan		S-1	333-123157	10.15	3/7/2005
10.16	Revolving Credit Agreement, dated June 14, 2005, by and among Newkirk Navigation Corp., Frankfort Maritime Corp., TBS International Limited, TBS Worldwide Services Inc., Westbrook Holdings Limited and Citibank, N.A.		S-1	333-123157	10.16	3/7/2005
21.1	Subsidiaries of the Registrant		S-1	333-123157	21.1	3/7/2005
3.1	Amended and Restated Memorandum of Association of TBS International Limited		8-K	000-51368	3.1	8/12/2005
3.2	Amended and Restated Bye-Laws of TBS International Limited		8-K	000-51368	3.2	8/12/2005
10.1	2005 Equity Incentive Plan		8-K	000-51368	10.1	8/12/2005
10.2	Employee Share Purchase Plan		8-K	000-51368	10.2	8/12/2005
10.3	Revolving Credit Agreement, dated June 14, 2005, by and among Newkirk Navigation Corp., Frankfort Maritime Corp., TBS International Limited, TBS Worldwide Services Inc., Westbrook Holdings Limited and Citibank, N.A.		8-K	000-51368	10.3	8/12/2005
10.4	Credit Agreement, dated June 30, 2005, by and among Hudson Maritime Corp., Kensington Shipping Corp., Windsor Maritime Corp., TBS International Limited, Transworld Cargo Carriers, S.A., TBS Worldwide Services Inc., TBS Pacific Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers Ltd., TBS Middle East Carriers, Ltd., TBS Eurolines, Ltd., TBS Logistics Ltd., Westbrook Holdings Ltd., Leaf Shipping Corp., Pacific Rim Shipping Corp. and Bank of America, N.A		8-K	000-51368	10.4	8/12/2005
1.01	Credit Agreement, dated December 15, 2005, by and among Sterling Shipping Corp. and Remsen Navigation Corp., TBS International Limited, as guarantor, TBS Worldwide Services Inc., as guarantor, Westbrook Holdings Limited as guarantors and Merrill Lynch Business Financial Services Inc., acting through its division, Merrill Lynch Capital		8-K	000-51368	1.01	12/16/2005
10.1	Lease agreement, dated January 1, 2005 between Joseph E. Royce, Landlord and TBS Shipping Services, Inc., Tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York	X
21.1	Subsidiaries of the Registrant	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
of TBS International Limited:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TBS International Limited and its subsidiaries at December 31,  2005 and 2004, and the results of their operations, changes in shareholders’ equity  and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
February 28, 2006

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$21,674,204	$27,157,681
Charter hire receivable, net of allowance of $1,456,594 in 2004 and
$694,214 in 2005	17,310,426	25,548,113
Claims receivable, net of allowance of $310,655 in 2004 and $0 in 2005	380,258	457,087
Due from agents	449,488	570,763
Other receivables	227,411	398,246
Fuel and other inventories	3,387,629	7,635,432
Prepaid expenses	3,866,215	2,186,500
Advances to affiliates	1,495,474	9,841
Total current assets	48,791,105	63,963,663
Deposits for vessel purchases	7,499,000	-
Restricted cash		532,500
Vessels, net of accumulated depreciation of $24,463,462
in 2004 and $42,420,572 in 2005	100,366,040	266,930,678
Other fixed assets, net of accumulated amortization of $409,761
in 2004 and $917,299 in 2005	503,032	2,589,232
Goodwill	-	8,425,935
Total assets	$157,159,177	$342,442,008

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$12,446,561	$31,458,053
Obligations under capital lease, current portion	4,731,574	3,348,340
Accounts payable	4,403,578	4,726,588
Accrued expenses	12,351,583	25,958,807
Voyages in progress	2,650,551	2,118,901
Advances from affiliates	2,641,485	1,408,658
Total current liabilities	39,225,332	69,019,347

Debt, long-term portion	26,064,647	74,279,409
Obligations under capital lease, net of current portion	29,909,953	21,354,681
Total liabilities	95,199,932	164,653,437

COMMITMENTS AND CONTINGENCIES (Note 21)

Shareholders' equity
Common shares, Class A, $.004 par value, 1,500,000 shares
authorized, issued and outstanding	6,000
Common shares, Class B, $.004 par value, 1,500,000 shares
authorized, issued and outstanding	6,000
Common shares, Class C, $.004 par value, 6,000,000 shares authorized,
1,000,000 shares issued and outstanding	4,000
Convertible preference shares, $.004 per share, 1,500,000 shares authorized,
1,000,000 shares issued and outstanding	4,000
Common shares, New Class A, $.01 par value
75,000,000 authorized, 14,290,496 shares issued and outstanding		142,905
Common shares, New Class B, $.01 par value
30,000,0000 authorized, 13,404,461 shares issued and outstanding		134,045
Warrants	800,000	20,747
Additional paid-in capital	24,357,936	87,585,744
Retained earnings	36,781,309	89,905,130
Total shareholders' equity	61,959,245	177,788,571
Total liabilities and shareholders' equity	$157,159,177	$342,442,008

TBS INTERNATIONAL LIMITED AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2003	2004	2005
Revenue
Voyage revenue	$119,528,501	$157,794,098	$175,595,810
Time charter revenue	23,625,003	50,745,653	71,455,764
Other revenue	192,579	266,802	979,644
Total revenue	143,346,083	208,806,553	248,031,218
Operating expenses
Voyage	52,453,794	60,691,623	75,291,117
Vessel	62,233,677	79,273,414	72,608,679
Depreciation and amortization of vessels
and other fixed assets	6,886,720	10,136,694	18,021,267
Management fees	3,864,828	4,413,909	2,624,391
General and administrative	6,463,242	7,347,046	17,617,690
Loss from sale of vessels, net	9,904,907	-	-
Total operating expenses	141,807,168	161,862,686	186,163,144

Income from operations	1,538,915	46,943,867	61,868,074

Other (expenses) and income
Interest expense	(5,145,103)	(5,147,686)	(9,346,461)
Interest and other income	68,226	110,513	752,208
Gain on early extinguishment of debt	2,373,490	-	-
Deemed preference dividends and accretion	(829,703)	-	-
Total other expenses, net	(3,533,090)	(5,037,173)	(8,594,253)

Net (loss) income	(1,994,175)	41,906,694	53,273,821

Deemed preference dividends and accretion	(796,827)	-	-
Amount allocated to participating preferred shareholders	-	(11,497,264)	(5,461,345)

Net (loss) income available for common shareholders	$(2,791,002)	$30,409,430	$47,812,476

Earnings per share
Net income per common share
Basic	$(0.27)	$2.98	$2.19
Diluted	$(0.27)	$1.49	$1.97
Weighted average common shares outstanding
Basic	10,187,795	10,187,795	21,870,160
Diluted	10,187,795	20,385,775	24,310,909

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net (loss) income	$(1,994,175)	$41,906,694	$53,273,821
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on early extinguishment of debt	(2,373,490)	-	-
Deemed preference dividend and accretion	829,703	-	-
Net loss on sale of vessels	9,904,907	-	-
Depreciation and amortization	6,886,720	10,136,694	18,464,648
Write-off of bad debt			(1,073,035)
Stock issued to employees	-	-	1,069,000
Changes in operating assets and liabilities
(Increase) in charter hire receivable	(2,061,508)	(2,037,789)	(7,278,628)
Decrease (increase) in claims receivable	122,323	(170,542)	233,826
(Increase) in due from agents	(81,192)	(140,587)	(121,275)
(Increase) in other receivables	(642,923)	(1,398,031)	(91,376)
(Increase) decrease in fuel and other inventories	112,468	(1,056,573)	(4,247,803)
Decrease (increase) decrease in prepaid expenses	(1,068,430)	(1,741,766)	1,686,255
Increase in accounts payable	299,975	1,733,153	171,461
Increase in accrued expenses	1,395,484	2,833,708	12,617,007
(Decrease) increase in voyages in progress	1,122,101	1,189,393	(531,650)
(Decrease) increase in advances from/to affiliates, net	(1,120,869)	1,640,168	(1,412,012)
Net cash provided by operating activities	11,331,094	52,894,522	72,760,239

Cash flows from investing activities
Vessels acquisition/capital improvement costs	(1,327,860)	(56,630,035)	(178,228,620)
Net proceeds on sale of vessels	34,196,860	-	-
Deposits for vessel purchases	-	(7,499,000)	-
Restricted cash for litigation	-	-	(532,500)
Use of restricted cash	465,170	-	-
Payment for purchase of TBS Shipping Services Inc and Roymar Ship Management Inc., net of cash acquired of $801,594.	-	-	(7,289,895)
Net cash (used in) provided by investing activities	33,334,170	(64,129,035)	(186,051,015)

Cash flows from financing activities
Dividends paid	-	(150,000)	(150,000)
Proceeds on sale of TBS International Limited stock owned by subsidiaries	-	-	795,336
Proceeds from issuance of stock in initial public offering and exercise of series A warrants, net of offering costs	-	-	60,841,169
Repayment of debt principal	(34,804,225)	(4,111,076)	(27,773,746)
Proceeds from debt	-	36,525,000	95,000,000
Proceeds from revolving debt facility	-	-	12,000,000
Repayment of revolving debt facility	-	-	(12,000,000)
Reduction of obligations under capital leases	(5,019,374)	(7,995,738)	(9,938,506)
Net cash provided by financing activities	(39,823,599)	24,268,186	118,774,253

Net increase in cash and cash equivalents	4,841,665	13,033,673	5,483,477
Cash and cash equivalents beginning of period	3,798,866	8,640,531	21,674,204

Cash and cash equivalents end of period	$8,640,531	$21,674,204	$27,157,681

Supplemental cash flow information
Cash paid for interest	$5,086,024	$4,976,274	$9,001,396

Vessels acquired under capital lease	$35,942,247	$-	$-

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
							(Accumulated
						Additional	Deficit)
	Common Shares		Preference	Warrants		Paid-in	Retained
	Shares	Amount	Shares	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2002	4,000,000	$16,000	-	2,666,658	$800,000	10,776,913	(2,981,210)	8,611,703
Net loss	-	-	-	-	-	-	(1,994,175)	(1,994,175)
Accretion of preference shares	-	-	-	-	-	(191,492)	-	(191,492)
Preference shares dividends paid-in-kind	-	-	-	-	-	(605,335)	-	(605,335)
Balance at December 31, 2003	4,000,000	16,000	-	2,666,658	800,000	9,980,086	(4,975,385)	5,820,701
Net income							41,906,694	41,906,694
Dividends paid							(150,000)	(150,000)
Purchase of preference shares 1,000,000 shares and elimination of mandatory redemption and quarterly dividend	-	-	4,000	-	-	14,377,850	-	14,381,850
Balance at December 31, 2004	4,000,000	$16,000	$4,000	2,666,658	$800,000	$24,357,936	$36,781,309	$61,959,245
Conversion of preference shares to common shares	2,000,000	8,000	(4,000)			(4,000)		-
Additional shares issuable under anti-dilution provisions of warrant agreement				1,132,172				-
Redesignation and change in par value of common shares from $.004 to $.01	(3,600,000)							-
Stock split	12,881,692	128,817				(128,817)		-
Change in number of shares issuable under warrants due to change in par value of common shares and stock split				4,488,305				-
Exercise of Series A warrants	5,413,265	54,133		(5,413,265)	(388,812)	388,812		54,133
Cancellation of Series A warrants				(1,687,590)	(121,212)	121,212		-
Cancellation of Series B & C warrants				(897,427)	(269,229)	269,229		-
Initial public offering	7,000,000	70,000				65,030,000		65,100,000
Stock offering costs						(4,312,964)		(4,312,964)
Stock issued to employees as payroll						1,069,000		1,069,000
Proceeds on sale of TBS International Limited stock owned by subsidiaries in connection with initial public offering						795,336		795,336
Net income							53,273,821	53,273,821
Dividends paid on preference shares							(150,000)	(150,000)
Balance at December 31, 2005	27,694,957	$276,950	$-	288,853	$20,747	$87,585,744	$89,905,130	$177,788,571

Note 1 — Basis of Presentation:

1.   Organization and Nature of Business
TBS International Limited (the "Company"), which is organized in Bermuda, is engaged in the ocean transportation of dry cargo through the use of owned and chartered vessels. All the related corporations of the Company, except TBS Shipping Services and Roymar, are foreign corporations and conduct their business operations worldwide.  TBS Shipping Services and Roymar conduct their business operations in New York State.  A listing of all the Company’s subsidiaries, with their country of registry and vessel owned, if applicable is as follows:
Technotrade Limited (Gibraltar)
Westbrook Holdings, Ltd. and its subsidiaries (Marshall Islands)
Albemarle Maritime Corp. - Mohawk Princess
Arden Maritime Corp. - Tayrona Princess
Asia-America Ocean Carriers Ltd. - Huron Maiden
Avon Maritime Corp. - Wichita Belle
Bedford Maritime Corp. - Apache Maiden
Birnam Maritime Corp. - Sioux Maiden
Brighton Maritime Corp. - Kickapoo Belle
Bristol Maritime Corp. - Tuscarora Belle
Chester Shipping Corp. - Tamoyo Maiden
Columbus Maritime Corp. - Seneca Maiden
Cortland Navigation Corp. - Chippewa Belle (inactive, vessel sold 2003)
Darby Navigation Corp. - Nyack Princess
Dover Maritime Corp. - Aztec Maiden
Frankfort Maritime Corp. - Shawnee Princess
Glenwood Maritime Corp. - Miami Maiden
Hancock Navigation Corp. - Kiowa Princess
Hansen Shipping Corp. - Ainu Princess
Hari Maritime Corp. - Navajo Princess
Henley Maritime Corp. - Tuckahoe Maiden
Hudson Maritime Corp. - Chesapeake Belle
Kensington Shipping Corp. - Maya Princess
Leaf Shipping Corp. - Management Company
Newkirk Navigation Corp. - Dakota Belle
Oldcastle Shipping Corp. - Taino Maiden
Pacific Rim Shipping Corp. - Philippine Bareboat Charterer
Prospect Navigation Corp. - Inca Maiden
Rector Shipping Corp. - Siboney Belle
Remsen Navigation Corp. - Maori Maiden
Sheffield Maritime Corp. - Manhattan Princess
Sherman Maritime Corp. - Rockaway Belle
Sterling Shipping Corp. - Biloxi Belle
Stratford Shipping Corp. - Iroquois Maiden
Summit Maritime Corp. - (dissolved Sept 12, 2005)
Tremont Maritime Corp. - (dissolved Sept 12, 2005)
Vernon Maritime Corp. - Mohegan Princess
Whitehall Marine Transport Corp. - Cherokee Princess
Windsor Maritime Corp. - Shinnecock Belle
RAS Shipping Company Limited (Gibraltar)
Transworld Cargo Carriers, S.A. (Marshall Islands)
TBS Worldwide Services Inc. (Marshall Islands)
TBS African Ventures Limited
TBS Eurolines, Ltd.
TBS Latin America Liner, Ltd.
TBS Middle East Carriers, Ltd.
TBS North America Liner, Ltd.
TBS Ocean Carriers, Ltd.
TBS Pacific Liner, Ltd.
TBS Logistics Ltd. (Marshall Islands)
Roymar Ship Management Inc. (New York)
TBS Shipping Services Inc. (New York)
Compass Chartering Corp. (New York)
Azalea Shipping & Chartering Inc. (New York)

Westbrook Holdings, Ltd. and its subsidiaries ("Westbrook") operate their vessels under pool agreements with an affiliate, TBS Worldwide Services Inc. ("TBS Worldwide") and its subsidiaries,[TBS Pacific Liner, Ltd., TBS Latin America Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers, Ltd., TBS Middle East Carriers Ltd., TBS African Ventures Limited and TBS Eurolines, Ltd.] (collectively, the "Pools"). Transworld Cargo Carriers, S.A. ("TWCC") operates substantially all its vessels under pool agreements with TBS Worldwide. TBS Shipping Services and Roymar provide operational and technical management services to International and its other subsidiaries.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America.  A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50 percent owned.  All significant intercompany transactions and balances have been eliminated in consolidation.  Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.

Segment Reporting

The Company has determined, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, that it operates in one reportable segment, the worldwide ocean transportation of dry cargo.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to allowances for charter hire and claims receivable, estimated lives of vessels, and accruals for drydocking and voyages in progress.

Revenue Recognition

    Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. The Company generally employs its vessels under time or voyage charters.  With time charters, the Company receives a fixed charter hire per on-hire day and is responsible for meeting all the vessel operating expenses, such as crew costs, insurance, stores and lubricants and repairs and maintenance.  Time charter revenues are recorded over the term of the charter as service is provided.  Revenue from time charters in progress at year end is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through year end.

    In the case of voyage charters, the vessel is contracted for a voyage between two or more ports.  The Company is paid for the cargo transported and pays all voyage expenses, such as fuel, port call expenses and commissions, as well as, all vessel expenses.  Under a voyage charter the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days.  Probable losses on voyages are provided for in full at the time such losses can be estimated.  A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents.

Charter Hire Receivable and Allowance for Doubtful Accounts

Charter hire receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on specific identification of certain receivable balances for which management believes collectibility is questionable and by maintaining a percentage of outstanding receivable balances (usually between 2% and 3%) as an allowance to assure coverage for risks not specifically identified.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and charter hire receivables. The Company places its cash with high-quality financial institutions. These financial institutions are located throughout the world, and the Company's policy is designed to limit exposure to any one institution. The Company maintains reserves for potential credit losses and, historically, such losses have not been significant.

Fuel and Other Inventories

Fuel and Other Inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at the lower of cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts) or fair value.

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service, less accumulated depreciation.  Major renewals and betterments of assets are capitalized and depreciated over the remaining useful lives of the asset.  Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining useful life of each vessel, which is estimated as 30 years from the date that the vessel was delivered by the shipyard. Maintenance and repair costs that do not improve or extend the useful lives of the assets, other than dry dock costs discussed below, are expensed as incurred.

Change in Estimate

The estimated useful life of vessels was extended from 25 years to 30 years effective January 1, 2005, based on management's review of the condition and performance of the owned fleet.  The impact of this change in estimate on the year ended December  31, 2005 increased net income, basic earnings per share and diluted earnings per share in the amount of $19.1 million, $0.87 per share and $0.78 per share, respectively.

Provision for Drydocking
The Company is required, for regulatory and insurance purposes, to perform periodic inspections and overhaul activities, generally every 30 months. The Company accrues and charges to expense the estimated costs of such drydocking ratably over the period to the next drydocking. This provision is included in accrued expenses.

Other Fixed Assets

Other fixed assets consist of computer software and hardware. Other fixed assets are being amortized over their estimated useful lives of five years.

Impairment of Long-Lived Assets

The Company is required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are measured for impairment when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount.  Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Management performs impairment analyses when certain triggering events occur. The fair value of our long-lived assets are determined by independent, third-party appraisals.  The Company has determined that there is no impairment of long-lived assets at December 31, 2005.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill is reviewed annually or more frequently if events or circumstances indicate possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangibles Assets”. This statement requires that goodwill and other intangibles assets with an indefinite life not be amortized but instead tested for impairment at least annually. The Company has determined that there is no impairment of goodwill as of the transaction date (June 2005) and for the year ending December 31, 2005.

Leases

Leases are classified as either capital or operating.  Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases.  Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the lesser of the period of expected use of the assets or the lease term.  Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in amounts due after one year.  The capitalized lease obligation reflects the present value of future lease payments.  The financing element of the lease payments is charged to income over the term of the lease.

Taxation

Currently there is no Bermuda income or profit tax.  The Company is also not subject to corporate income taxes on its profits in the Marshall Islands or Gibraltar because its income is derived from sources outside these jurisdictions.  Minor registration and tonnage taxes must be paid annually and have been included in the vessels' operating expenses in the accompanying consolidated statements of operations.
Pursuant to the Internal Revenue Code of the United States, U.S. source income from the international operations of ships is generally exempt from U.S. tax if the company operating the ships meets certain requirements. Among other things, in order to qualify for this exemption, the company operating the ships must meet two requirements.  First, a company must be incorporated in a country which grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations and second, more than 50% of the outstanding shares of stock of either the company or its parent, by both total combined voting and total value, must be listed on an exchange in the country of incorporation or another country that grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations or on a U.S. exchange and be regularly traded, as defined.
International and its foreign subsidiaries are incorporated in countries that grant equivalent exemption from income taxes to U.S. citizens and U.S. corporations.  In June 2005, International met the second requirement for exemption from U.S. income tax, when it completed its initial public offering and its stock began being regularly traded on the NASDAQ market.
United States federal and state income taxes that the Company’s U.S. subsidiaries are subject to are not significant to the accompanying consolidated statements of operations.

Stock Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to account for restricted share awards and amortize the deferred compensation ratably over the vesting period.   Pro forma information is not presented as the application of APB 25, utilizing the intrinsic value method, and SFAS 123, utilizing fair value base method, would result in the same amount.

Earnings Per Share

The basic earnings per share calculation reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in SFAS No. 128, ‘‘Earnings Per Share’’.  The Company allocates the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.  Earnings per share are based on reported net income available for common shareholders and the weighted average number of common shares outstanding (basic) and the weighted average total of common shares outstanding and potential common shares (diluted).

Fair Value of Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt (including capital lease obligations). The Company places its cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across geographic areas. As of December 31, 2004 and 2005, the Company had no significant concentration of credit risk.
The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:
  Cash and cash equivalents and charter hire and claims receivable –The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents and charter hire and claims receivables approximates their fair value due to the current maturities.
  Short-term debt –The carrying amount reported in the accompanying consolidated balance sheets for short-term debt approximates its fair value due to the current maturity of such instruments.
  Long-term debt –The carrying amount of the Company's long-term debt approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities
Foreign Currency Transactions

The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Derivative Instruments and Hedging Activities

    The Company records all derivative instruments at fair value in accordance with accounting principles generally accepted in the United States of America. Offsetting adjustments to the asset or liability are recorded in the consolidated statement of operations or directly into equity as other comprehensive income depending on the underlying transaction. To date, the Company has not engaged in derivative instrument transactions, but may do so in the future.

Note 4 — New Accounting Pronouncements

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
In April 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.  This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Effective June 30, 2005, the Company has adopted the provisions of FIN 47, the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation No. 46(R)-5 ("FIN 46(R)-5"), Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities".  FIN 46(R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued.  Effective April 1, 2005, the Company has adopted the provisions of FIN 46(R)-5, the adoption of which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (‘‘SFAS 123R’’). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company currently follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in recognizing the expense associated with the restricted share awards and utilizes the intrinsic value method. Pro forma information is not presented as the application of APB Opinion No. 25, utilizing the intrinsic value method, and Financial Accounting Standard No. 123, utilizing fair value base method, would result in the same amount. The company will adopt SFAS 123R effective January 1, 2006 using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. SFAS 123R will not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

    In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary assets’’, an amendment of APB No. 29, ‘‘Accounting for Nonmonetary Transactions’’ (‘‘SFAS 153’’).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The statement was effective for the Company beginning July 1, 2005 and was applied prospectively.  The effect of the adoption of SFAS 153 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

Note 5 — Allowance for Charter Hire and Claims Receivable

    The Company reviews the allowances for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels that it is probable the receivable will not be recovered. The Company does not have any significant off-balance sheet credit exposure related to its customers.
Allowance for doubtful charter hire receivable is as follows:
	Balance at		Write-offs
	Beginning of		Net of	Balance at
	Year	Additions	Recoveries	End of Year
December 31, 2003	$344,755	$230,639	$(101,430)	$473,964
December 31, 2004	$473,964	$982,630	$-	$1,456,594
December 31, 2005	$1,456,594	$-	$(762,380)	$694,214

    Allowance for doubtful claims receivable is as follows:
	Balance at		Write-offs
	Beginning of		Net of	Balance at
	Year	Additions	Recoveries	End of Year
December 31, 2002	$200,000	$110,655	$-	$310,655
December 31, 2004	$310,655	$-	$-	$310,655
December 31, 2005	$310,655	$-	$(310,655)	$-

Note 6 — Fuel and Other Inventories

    Fuel and other inventories consist of the following
Description	December 31, 2004	December 31, 2005
Fuel	$2,378,790	$5,970,795
Lubricating Oil	514,360	1,153,277
Other	494,479	511,360
TOTALS	$3,387,629	$7,635,432

Note 7 — Deposits for Vessel Purchases

    The deposits for vessel purchases represent deposits on vessels to be purchased.  At December 31, 2004 deposits on seven vessels totaling $7,499,000 were outstanding.  In 2005, the deposits were applied toward the purchase price of the vessels.

Note 8 — Prepaid Expenses
    Prepaid expenses consist of the following:
Description	December 31, 2004	December 31, 2005
Prepaid Charter hire	$1,393,722	$529,740
Prepaid Insurance	648,033	1,337,227
Prepaid Vessel	1,709,710	204,171
Other	114,750	115,361
TOTALS	$3,866,215	$2,186,500

Note 9 — Advances to Affiliates

Advances to affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be collected in the ordinary course of business, generally within the year.   The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.  In 2005, due to the acquisition of TBS Shipping Services, Inc. and Roymar Ship Management Inc, as described in Note 11, the balances of advances to these two affiliates have been eliminated in consolidation.  Advances to affiliates consist of the following:
Affiliate	December 31, 2004	December 31, 2005
TBS Shipping Services Inc.	$1,291,373	$-
Solar Shipping Ltda. (TBS Do Brazil)	74,175	-
Aquarius Shipping Colombia Ltda.	47,077	-
TBS Peru-Seganport S.A.	28,655	-
TBS De Venezuela, C.A.	22,150	5,604
Nautica Groupe, Ltd.	21,986	-
TBS Bolivia S.R.L.	6,769	949
TBS Chile S.A.	3,269	3,268
TBS China	20	20
	$1,495,474	$9,841

Note 10 — Vessels Acquired

The Company acquired 13 vessels during the year ended December 31, 2005, excluding the vessels Rockaway Belle and Comanche Belle, renamed Huron Maiden, which were acquired upon exercise of purchase options under capital leases.
In March 2005, the Company exercised its option to purchase the Rockaway Bellefor $2,512,150.  The purchase closed on April 11, 2005.   In April 2005, the Company exercised its option to purchase the Huron Maiden for $3,815,000.  The purchase closed on November 16, 2005.

The vessels acquired, excluding the two vessels acquired upon exercise of purchase options under capital leases, comprised the following:
Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Chester Shipping Corp	Tamoyo Maiden	18-Jan-05	$8,000,000	12.0
Rector Shipping Corp	Siboney Belle	9-Feb-05	8,625,000	13.0
Albemarle Maritime Corp	Mohawk Princess	16-Feb-05	12,000,000	7.0
Hansen Shipping Corp	Ainu Princess	23-Feb-05	8,625,000	13.0
Bristol Maritime Corp	Tuscarora Belle	20-Apr-05	12,750,000	9.3
Hudson Maritime Corp	Chesapeake Belle	25-Apr-05	12,750,000	9.4
Glenwood Maritime Corp	Miami Maiden	26-Apr-05	12,240,000	9.4
Windsor Maritime Corp	Shinnecock Belle	7-Jun-05	15,300,000	10.0
Kensington Shipping Corp	Maya Princess	28-Jun-05	15,810,000	6.5
Sterling Shipping Corp	Biloxi Belle	12-Jul-05	15,500,000	9.5
Remsen Navigation Corp	Maori Maiden	6-Sep-05	13,750,000	9.3
Darby Navigation Corp.	Nyack Princess	6-Nov-05	10,000,000	7.8
Birnam Maritime Corp.	Sioux Maiden	7-Nov-05	18,500,000	13.2
Vessel Acquisitions for the twelve months ended December 31, 2005			$163,850,000

Depreciation and amortization of vessels and other assets was $6,886,720, $10,136,694 and $18,021,267, respectively, for the years ended December 31, 2003, 2004 and 2005, respectively.

Note 11 — Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc.
In connection with its initial public offering, the Company acquired all of the outstanding shares of common stock of two of its affiliates: TBS Shipping Services and Roymar.  The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition.  TBS Shipping Services provides the Company and its subsidiaries with vessel voyage operational management, commercial, chartering, agency and brokerage services.  Roymar acts as technical ship manager for the Company and its subsidiaries.  The Company purchased the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earnings of each company for the period January 1, 2005 through the date of acquisition of $0.6 million that was paid in September 2005, less net cash acquired of $0.8 million.  The excess of the purchase price paid over the net book value of the acquired companies was $8,425,935, which was recorded as goodwill.  Current assets and liabilities were recorded at fair market value.  The fair market value of office equipment and furnishings approximates their carrying value.  Pro forma information is not presented, as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition
	TBS Shipping	Roymar Ship
Description	Services Inc.	Management Inc.	Total
Current Assets	$1,012,981	$200,222	$1,213,203
Equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,429,727	1,996,208	8,425,935
Total assets acquired	8,468,524	2,577,992	11,046,516
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,782,347	$2,309,142	$8,091,489

Note 12 — Accrued Expenses
Accrued expenses consist of the following:
Description	December 31, 2004	December 31, 2005

Drydock	$1,265,278	$4,189,594
Voyage and vessel expenses	10,498,175	17,695,882
Payroll and related costs	-	2,554,445
Commissions	396,852	967,745
Cargo Claim	191,278	369,999
Other Expenses	-	181,142
Total	$12,351,583	$25,958,807

    The drydocking expense for 2003, 2004 and 2005 was $1,252,362, $1,950,778 and $3,732,782, respectively.

Note 13 —Advances from Affiliates
    Advances from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be paid in the ordinary course of business, generally within the year.  The balance originated primarily from management fees, commissions and consulting fees earned by the affiliates and consist of the following:
Affiliate	December 31, 2004	December 31, 2005
TBS Commercial Group Ltd.	$2,641,485	$1,246,482
Aquarius Shipping Colombia	-	146,056
Nautica Groupe, Ltd.	-	16,120
	$2,641,485	$1,408,658

Note 14 —  Financing
The Company's outstanding debt balances were as follows:
	Interest Rate at December 31, 2005	December 31, 2004	December 31, 2005

Series A, First Preferred Ship Mortgage
Notes, 10% due 2005 to 2007	-	$3,887,439

GMAC credit facility loan,
expires June 18, 2009	7.994%	13,437,500	$15,156,250

Merrill Lynch credit facility loan,
expires September 1, 2009	7.654%	14,036,269	9,641,003

Merrill Lynch credit facility loan,
expires December 16, 2010	6.869%	-	17,500,000

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	5.46%	7,150,000	6,385,000

AIG credit facility loan,
expires March 10, 2010	7.22%	-	35,180,209

Bank of America credit facility loan,
expires June 10, 2010	6.77%	-	21,875,000

Debt balance		$38,511,208	$105,737,462

The repayment of debt over the next five years and thereafter is as follows:
2006	$31,458,053
2007	25,812,622
2008	21,433,885
2009	18,688,319
2010	8,344,583
Thereafter	-
$105,737,462

Series A, First Preferred Ship Mortgage Notes

    On December 19, 2003, the Company reached an agreement with 94.77% of the existing bondholders to purchase the face value of that portion of outstanding debt at a discounted value. The face value of debt at $40,065,147 was purchased for $37,691,657. This transaction resulted in a gain of $2,373,490, which is included in the statement of operations.  The purchase was made up of a discounted amount of $33,804,226 and a contingent amount of $3,887,439 in additional consideration payable if certain earnings targets were exceeded. The agreement provided for payment of 25% of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (defined below) in excess of $19,000,000 in 2004 and $21,000,000 in 2005 to these existing bondholders pro rata.  The total payment was capped at the bondholders pro rata (94.77%) share of $4,102,500 or $3,887,439.  Adjusted EBITDA was defined as EBITDA for the year, less EBITDA attributable to vessels purchased outright or treated as capitalized leases acquired after October 31, 2003.  At December 31, 2004, there was an accrual of $3,887,439 recorded on the consolidated balance sheet.  The amount was paid on June 30, 2005.

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
The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and funded debt to EBITDA ratios within defined limits.  At December 31, 2005, the Company was in compliance with these covenants.
Merrill Lynch Credit Facility
The original amount of the credit facility with Merrill Lynch was $15.0 million.  The Company drew down the full facility in August 2004, to replenish the Company's working capital in connection with the acquisition of two vessels.  Interest is at 7.654% and is payable monthly.  Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months.  The credit facility is collateralized by First Preferred Ship Mortgages on the vessels Iroquois Maiden and Manhattan Princess and assignment of freight revenue and insurance on such vessels.  On December 15, 2005, the credit facility was amended removing the requirement for the Company to maintain positive working capital.  In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below 160% of the outstanding loan balances. The Company has agreed to prepay approximately $2.3 million by March 31, 2006.
In December 2005, the Company borrowed $17.5 million under a second credit facility with Merrill Lynch. The Company drew down the full facility to replenish the Company's working capital in connection with the acquisition of two vessels.  Interest is at LIBOR plus 2.5% and is payable monthly.  Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months.  The credit facility is collateralized by First Preferred Ship Mortgages on the vessels Biloxi Belle and Maori Maiden, assignment of freight revenue and insurance on such vessels, and second Preferred Ship Mortgages on the vessels Iroquois Maiden and Manhattan Princess and second assignments of freight revenue and insurance on such vessels.
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
The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage, debt to EBITDA, EBITDA to debt service, debt to net worth ratios and working capital ratios within defined limits.  The agreement also requires that the Company maintain minimum cash and cash equivalent balances.  At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio.  The Company obtained a waiver from the lender, dated December 31, 2005, to waive the covenant violation as of December 31, 2005.  The lender has also agreed to reduce  the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1.0 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement.  Management believes that based upon current projections of 2006 quarterly EBITDA the Company will be in compliance with this covenant.
Bank of America Credit Facility
The credit facility with Bank of America is for $25.0 million.  The Company drew down $7.8 million in June 2005 for working capital use and the balance of $17.2 million on July 21, 2005, to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle,Maya Princess and Chesapeake Belle.  Interest on loans under the credit facility is at adjusted LIBOR plus 2.75% or a base rate, as defined in the agreement, plus 1.25% as selected by the Company at the time of the drawdown and is payable monthly in arrears.  Payments of principal are due quarterly over 20 quarters, with 50% of the amount borrowed due over the first eight quarters, 40% over the next eight quarters and the balance payable over the remaining four quarters.  The loan under the credit facility is collateralized by First Preferred Ship Mortgages on the vessels Shinnecock Belle,Maya Princess and Chesapeake Belle and assignment of freight revenue and insurance on such vessels.
The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and debt to EBITDA ratios and net worth within defined limits.  The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio.  On March 3, 2006, the Bank of America agreed to waive the EBITDA to debt service ratio requirement for the quarter ended December 31, 2005, and to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio.  Under the revised method, we believe that based upon current projections of our 2006 quarterly EBITDA, we will be in compliance with this covenant.
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
Citibank Revolving Credit Facility
On June 14, 2005, the Company, through two of it's subsidiaries Newkirk Navigation Corp. and Frankfort Maritime Corp., entered into a $12.0 million revolving credit facility with Citibank, N.A.. On June 17, 2005, the Company borrowed an aggregate of $12.0 million on the facility.  The term of the revolving credit facility commenced on June 17, 2005 (date of first borrowing), and will end on May 31, 2006.  Outstanding borrowings under the revolving credit facility bear interest, at the borrower's option at the time of borrowing  either at (i) the higher of a floating base rate determined by Citibank and an average three-month certificate of deposit rate plus 0.5%, or (ii) at a rate equal to LIBOR plus 2.0%.  The Company is required to pay a commitment fee of 0.25% on any amounts not drawn down under this facility.  Interest on amounts outstanding under the revolving credit facility is payable every three months.  Advances may be prepaid at any time without penalty and must be repaid in full no later than May 31, 2006.  The Company and two of its subsidiaries are guarantors under this facility.  The facility is collateralized by First Preferred Ship Mortgages on the vessels Dakota Belle and the Shawnee Princess.  On June 30, 2005 the borrowing under the facility was repaid.

Note 15 — Charters-in of Vessels:
As of  December 31, 2005 the Company had 10 chartered-in vessels, seven (7) vessels under capital leases and three (3) vessels under operating leases.  The future minimum commitments under charters-in are as follows:
At December 31,	Operating	Capital
2006	$11,511,433	$5,855,208
2007	-	6,387,500
2008	-	6,387,500
2009	-	13,458,958
Net minimum lease payments	$11,511,433	32,089,166

Less amount representing interest		7,386,145

Present value of net minimum
lease payments, including
current maturities of $3,348,340		$24,703,021

 Charters-in Classified as Operating Leases
The Company charters-in three vessels (National Pride, National Honor and Tian Tan Hai) under long-term noncancelable operating leases that expire on November 25, 2006, September 15, 2006 and May 31, 2006, respectively.  These charters-in had initial terms of more than one year at the inception of the charter.  Minimum future lease payments under long tong term charters are shown above.
The Company also charters-in vessels under short-term charters, which have initial terms of less than one year.  Total lease expense, consisting of both short and long term charters-in, classified as operating leases, are as follows:
	Year ended December 31,
	2003	2004	2005
Charters-in under short term operating leases	$33,017,118	$39,043,355	$14,259,581
Charters-in under long term operating leases	6,816,618	16,637,791	16,859,650
Total lease expense	$39,833,736	$55,681,146	$31,119,231

Charters-in Classified as Capital Leases
On April 22, 2005, the Company exercised its option to purchase the Comanche Belle for $3,815,000.  Delivery was taken on November 16, 2005.

In December 2003, the Company entered into sale-leaseback agreements for seven of its Handysize Tweendecker vessels, which leases are classified as capital leases.   The vessels were sold for $31.5 million and leased back for a period of (66) months at $2,500 per vessel, per day with a $10.5 million balloon purchase option payment due at the end of the lease term on July 1, 2009.  Interest rates on the capitalized leases have been imputed based on the Company's incremental borrowing rate at the inception of the leases.  The Company anticipates exercising its purchase option.  The purchase options for each of the seven (7) vessels covered under this transaction is shown in the following table.  The amount of the purchase options decrease from December 2006, the initial period in which the Company can exercise the purchase options, through June 2009, the end of the lease term:
December 2006	$3,800,000
June 2007	$3,300,000
December 2007	$2,900,000
June 2008	$2,400,000
December 2008	$2,000,000
June 2009	$1,500,000

On November 25, 2003, the Company entered into an agreement to purchase the Rockaway Belle. The agreement required the Company to pay $1,000,000 upon delivery. Thereafter, a bareboat hire fee of $2,550 per day beginning from the November 25, 2003 delivery date and two capital payments of $200,000 in May and November of 2004 were made.  The agreement contained purchase options that are monthly beginning at $2,705,950 as of January 2005 decreasing approximately $80,000 each month to $1,000,000 as of November 2006.  In March 2005, the Company exercised its option to purchase the Rockaway Bellefor $2,512,150.

On March 15, 2002, the Company entered into an agreement to purchase two vessels. The agreement required the Company to pay $750,000 per vessel upon delivery. The deliveries took place April 1, 2002 for the Tayrona Princess and April 3, 2002 for the Mohegan Princess. Thereafter, a bareboat hire fee of $2,695 per vessel, per day beginning at the inception of the lease and six capital payments of $480,000, for both vessels, beginning in January 2003 and ending in September 2004 will be made. On June 18, 2004, the Company purchased these vessels.

    The assets and liabilities under the capital leases were recorded at the fair values of the acquired assets, which approximated the present values. There are no executory costs for capital lease vessels except for the Comanche Belle on which the Company exercised the purchase option and closed on the vessel in November 2005.
	Gross	Accumulated	Net
Period	Asset	Depreciation	Book Value
December 31, 2004	$46,044,330	$8,928,109	$37,116,221
December 31, 2005	$33,104,708	$5,041,462	$28,063,246

Depreciation expense on the vessels under capital leases was $1,986,574, $4,933,455 and $2,209,395 for the years ended December 31, 2003, 2004 and 2005 respectively.

Note 16 —Related Party Transactions
Prior to our initial public offering in June 2005, the Company had many related party transactions with brother-sister companies Roymar and TBS Shipping Services (the "Management Companies"), that are under common ownership.  The management companies provide technical ship management (obtaining crews, coordinating maintenance and repairs, drydocking, etc.) and operational management (arranging insurance and claims processing, and providing general administrative services i.e. accounting, legal, etc. and port agent services , i.e. port calls, stevedoring, etc.).  Some of the individuals, who own a majority of the Company’s common shares, and some of whom are members of the Board of Directors, owned these Management Companies.  Just prior to the Company’s initial public offering, the Company purchased the two Management Companies from these individuals.  The Company outsourced all of its operational functions to these Management Companies.

Overseas – Related Party Companies
The Company maintains several commercial agents located in various countries where the Company conducts its business.  There are two unconsolidated overseas companies who provide the same type of service to the Company on an annual basis. These companies are:
(1)  TBS Commercial Group Ltd. –This Bermuda-based holding company owns nine operating companies for ownership in commercial and port agencies in South America, Europe, Japan and China. Its subsidiaries are (1) Solar Shipping Ltda. (TBS Do Brasil); (2) TBS-Tecnisea C. Ltda.; (3) TBS-Chile S.A.; (4) Aquarius Shipping Colombia Ltda.; (5) TBS De Venezuela C.A.; (6) TBS Bolivia S.R.L.; (7) TBS Asia Ltd.; (8) TBS Shipping Services Europe GmbH and  (9) TBS Peru Seganport S.A..
(2)  Beacon Holdings Ltd. –This holding company owns one operating company: Bademar in Ecuador. Beacon is in the same business as TBS Commercial Group Ltd..
The underlying fees and rates are based upon contractual agreements with the Company.  Individuals who own a majority of the Company’s common shares, and some of whom are members of the Board of Directors own these overseas companies.  As a result of their share ownership and board positions, and for so long as they collectively own a significant percentage of our issued and outstanding common shares, they will be able to influence the Company and determine the outcome of any shareholder vote.

Port Agents
At December 31, 2004 and 2005, included in accounts payable and accrued expenses and other liabilities are amounts due to related port agents per the schedule below:
		Accrued
	Accounts	and Other
Period	Payable	Liabilities	Total
December 31,2004	$60,529	$388,236	$448,765
December 31,2005	$41,526	$1,161,331	$1,202,857

Additionally, amounts advanced to related port agents to fund operations have been included in the financial statements as advances to affiliates.
Management Fees
    Management fees are paid by TBS Worldwide Services Inc. and its subsidiaries (the Pool Companies) and subsidiaries of Westbrook Holdings Ltd. to TBS Shipping Services Inc. and Roymar Ship Management, Inc.  In connection with our initial public offering, we purchased all the stock of these two companies and, accordingly, their results of operations have been included in our consolidated financial statements as of the date of acquisition.  After the acquisition, when these companies became subsidiaries of the Company, we continued to pay management fees; however, the fees have been eliminated in consolidation.  The amounts paid to TBS Shipping Services Inc. and Roymar Ship Management, Inc., through June 2005, the date of acquisition, along with their respective monthly charges per vessel, are listed in the schedule below:
	Year Ended December 31,
	2003		2004		2005
Management fee paid
TBS Shipping Servies, Inc.	$2,298,785		$2,429,532		$1,211,021
Roymar Ship Management, Inc.	1,566,043		1,984,377		1,413,370
	$3,864,828		$4,413,909		$2,624,391

Management fee rates per month per vessel

TBS Shipping Servies, Inc.	$7,653 (a	)	$8,447 ( b	)	$8,447 (b	)
Roymar Ship Management, Inc.	$10,898 (a	)	$12,029 (b	)	$12,029 (b	)

(a) Rates effective February 8, 2001
(b) Rates effectie February 8, 2004, which includes cost of living adjustments.

    The Company maintains several commercial agents, which are related through partial common ownership, located in various countries where the Company conducts its business. These commercial agents consist of TBS Shipping Services Inc.(through June 2005, the date of acquisition), along with TBS Commercial Group Ltd. and its subsidiaries: Solar Shipping Ltda. (TBS Do Brasil), TBS-Tecnisea C. Ltda. TBS-Chile S.A., Aquarius Shipping Colombia Ltda., TBS De Venezuela C.A., TBS Bolivia S.R.L., TBS Asia Ltd., TBS Shipping Services Europe GmbH, and TBS Peru-Seganport S.A.

    Commissions paid by a subsidiary of Westbrook Holdings, Ltd. to Nautica Groupe, Ltd. relate to commissions per the lease agreement with the owner of the vessel Comanche Belle.  Commissions to Nautica Groupe Ltd. ended in November 16, 2005 when the vessel was acquired in connection with the exercise of the purchase option.
	Year Ended December 31,
	2003	2004	2005
Commissions paid to
TBS Shipping Services, Inc.	$3,512,510	$5,586,865	$2,617,298
TBS Commercial Group Ltd.	3,567,893	4,401,321	5,311,732
	7,080,403	9,988,186	7,929,030
Nautica Groupe, Ltd.	32,215	29,624	24,606
Roymar Ship Management, Inc.	39,500	250,000	-
	$7,152,118	$10,267,810	$7,953,636

    Port agency fees were paid to TBS Commercial Group Ltd. and Beacon Holdings Ltd. in the amount of $603,879, $685,438 and $890,369, for the years ended December 31, 2003, 2004, 2005 respectively.

Chartering Broker
Globe Maritime Limited, owned by James W. Bayley, acts as a chartering broker for the Company. James W. Bayley is a member of the board of directors. During 2003, 2004 and 2005, the Company paid Globe Maritime Limited $158,000, $219,000 and $49,000 respectively.
James W. Bayley owned 1% of the outstanding interest of the parent entity of TBS North America Liner Ltd. (“TNA”) and 40% of the outstanding voting shares of TNA.  The parent entity of TNA owns 60% of the outstanding voting shares and 100% of the outstanding non-voting shares of TNA.  International indirectly owned the other 99% of the outstanding interest of the parent entity of TNA.  In December 2005, the parent entity of TNA was dissolved and on December 29, 2005, Mr. Bayley transferred his entire interest in TNA to International. At that date TNA became a wholly-owned subsidiary of International.
Lease
One of our subsidiary service companies, TBS Shipping Services Inc. maintains an office in Yonkers, New York that is leased from our founder, chairman and chief executive officer, Joseph E. Royce. During 2003, 2004 and 2005, payments to Mr. Royce under this lease totaled $240,000 per year.
Legal Services
During 2003, 2004 and 2005, payments from the Company to Mr. Blatte for legal services totaled $445,000, $438,000 and $ 503,000, respectively. During 2003, 2004 and 2005, payments from TBS Shipping Services Inc. and TBS Commercial Group Ltd. to Mr. Blatte for legal services totaled $50,000, $205,000 and $150,000, respectively. Mr. Blatte was not an officer of International at the time the services were rendered and the payments were received.

Note 17 —  Equity Transactions:
Preference Shares
On February 7, 2001, the Company issued 1.0 million mandatorily redeemable preference shares at a fair value of $10 per share, for an aggregate fair value at date of issuance of $10,000,000, which pay a 7% per annum dividend, payable on a quarterly basis.  The Company has paid 12 quarterly dividend payments "in-kind."  In-kind dividend payments are added to the recorded value of the mandatorily redeemable preference shares with an offset to additional paid-in capital. The first 12 quarterly payments, due on April 15, 2001, July 15, 2001, October 15, 2001, January 15, 2002, April 15, 2002, July 15, 2002, October 15, 2002, January 15, 2003, April 15, 2003 and July 15, 2003, October 15, 2003 and, January 15, 2004, were deemed in-kind payments.

The effect of these declarations for the year ended December 31, 2003 was $1,230,357. Cumulative dividends paid-in-kind as of December 31, 2003 were $3,367,137.  The Company must redeem these mandatorily redeemable preference shares in whole for $15 per share plus accrued but unpaid dividends on the tenth anniversary date. The $5,000,000 excess redemption value over the fair value is being accreted ratably over the ten-year period against additional paid-in capital through June 30, 2003. Effective July 1, 2003, the Company adopted FAS 150 which resulted in the preference share dividends deemed in-kind and accretion subsequent to that date to be reported on the statement of operations in the amount of $829,703. The accretion for the year ended December 31, 2003 was $396,173 and added to the recorded value. Cumulative accretion through the year ended December 31, 2003 was $1,014,714.
On March 30, 2004, the Company amended the mandatorily redeemable preference shares to eliminate the mandatory redemption provisions, remove the payment of dividends, establish a semi-annual 15 cents-per-share dividend and to permit the conversion, at the option of the holder, of each preference share to two old Class C common shares. The Company also authorized an additional 250,000 preference shares, bringing the total authorized to 1,500,000. Thereafter, the Company repurchased 224,476 preference shares from TBS Commercial Group Ltd. for an aggregate consideration of $1.00.
On June 29, 2005, in connection with the Company's initial public offering, the holders of the Company's convertible preference shares exercised their right to convert their 1,000,000 issued and outstanding convertible preference shares into 2,000,000 old Class C common shares.  Conversion of the preference shares into Class C common shares constituted payment in full of the preference shares.
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
    The first Preferred Ship Mortgage Notes were paid on June 29, 2005 (after February 8, 2005) and accordingly, the Series A warrants became exercisable.  As noted above, in connection with the initial public offering, the holders of the Company's convertible preference shares exercised their right to convert the convertible preference shares into Class C Common shares.  As the conversion of the preference shares constituted payment in full of the preference shares, the exercise condition for the Series B and Series C warrants became incapable of being met as of June 29, 2005.  As a result of the anti-dilution provisions of the warrant agreement, following the conversion of all the outstanding preference shares into Class C common shares, the number of common shares issuable upon exercise of all outstanding Series A warrants increased from 1,769,231 to 2,167,539 Class C common shares.  The issuance of 7,000,000 new Class A common shares in connection with the initial public offering further increased the number of shares issuable upon exercise of all outstanding Series A warrants from 2,167,539 to 2,901,403 Class C common shares.  The number of shares issuable under the Series A warrants were 2,515,368 new Class A common shares and 4,874,357 new Class B common shares, after giving effect to the common share conversion described above in Other Equity Transactions.  On June 29, 2005, Series A warrants to purchase 2,125,392 Class C common shares, or 1,842606 new Class A and 3,576,590 new Class B common shares, held by certain existing shareholders, were exercised.  In addition, in connection with the initial public offering, the 662,952 Series A warrants to purchase 574,434 new Class A and 1,113,155 new Class B common shares held by these shareholders were cancelled.
    At December 31, 2005, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

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

Note 18 — Earnings Per Share
	Year Ended December 31,
	2003	2004	2005
Numerators:
Net (loss) income	$(1,994,175)	$41,906,694	$53,273,821
Dividends on mandatorily redeemable preference shares	(796,827)
Net income allocated to preference shares		(11,497,264)	(5,461,345)
Net (loss) income available for common shareholders (basic and diluted)	$(2,791,002)	$30,409,430	$47,812,476

Denominators:
Basic-weighted average common shares outstanding	10,187,795	10,187,795	21,870,160

Restricted stock issued to employees			53,252

Dilutive effect of Series A, B & C warrants	-	10,197,980	2,387,497
Diluted-weighted average common shares and potential common shares outstanding	10,187,795	20,385,775	24,310,909

Income (loss) per common share:
Basic	$(0.27)	$2.98	$2.19

Diluted	$(0.27)	$1.49	$1.97

    As described above in Note 17 — Equity Transactions — Preference Shares, the convertible preference shares were converted into Class C common shares on June 29, 2005 in connection with the initial public offering.  Prior to conversion, each convertible preference share was convertible into two Class C common shares.  If dividends were declared on the common shares, the preference shares would have been entitled to receive dividends based on the number of Class C common shares that the preference shares were convertible to.  The basic earnings per share calculation reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in FAS 128, ‘‘Earnings Per Share’’.  The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.
    During the year ended December 31, 2004 and 2005 the convertible preference shares, which were amended on March 30, 2004 to permit conversion to common shares, would have added 3,851,824 and 2,498,103 common shares on a weighted average basis, respectively, to diluted shares outstanding.  These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.
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
    Concurrently with the initial public offering, the Company issued approximately 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding following the consolidation.  The change in common shares have been retroactively adjusted for all financial statements presented for the purpose of calculating basic and diluted earnings per share.
    The Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares described above and additional shares that are exercisable pursuant to the warrant agreement.  The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005 because they are issuable for nominal consideration upon exercise of the warrants.  Dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.  During 2003, exercise of the Series A, B and C warrants would have added 10,197,980 common shares.  These shares were not included in 2003 earnings per share dilution calculation because the effect would have been antidilutive.
    On June 29, 2005, certain shareholders who also held Series A warrants exercised their warrants to purchase 5,413,265 common shares; concurrently they cancelled Series A warrants to purchase 1,687,589 shares.  At December 31, 2005 exercisable warrants were outstanding to purchase 98,311 new Class A and 190,542 new Class B common shares, which were held by parties not affiliated with individual who own a majority of the Comapny’s common shares.  On June 29, 2005, 100,000 and 4,500 restricted Class A common shares were issued to an officer and to outside directors, respectively.
Note 19 — Stock Plans
2005 Equity Incentive Plan
    The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates.  The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares.  The incentive plan became effective on the date of our initial public offering, at which time, the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping Services and 4,500 restricted Class A common shares to its independent directors, all vesting one year after issuance. The aggregate value of restricted Class A common shares issued to the chief financial officer, employees and independent directors was approximately $2.1 million.  The restricted share award to the chief financial officer will result in a charge to compensation expense and an increase in paid-in capital of $250,000 in each of the next four years.  The Company’s consolidated financial statements for the year ended December 31, 2005, include compensation costs of $125,000 from June 29, 2005, the date of the award.  In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping Services prior to the offering, or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issue of the 106,900 Class A common shares to employees of Roymar and TBS Shipping Services.  The share award to Roymar and TBS Shipping Services employees resulted in a one-time charge to compensation expense of $1.9 million and an increase to paid-in capital, which have been included in the consolidated financial statements for the year ended December 31, 2005.  Employees of Roymar and TBS Shipping Services have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period.  The restricted share award to the independent directors will result in a charge to compensation expense and an increase in paid-in capital of $45,000.  The Company’s consolidated financial statements for the year ended December 31, 2005, include compensation costs of $22,500 from June 29, 2005, the date of the award.

Employee Share Purchase Plan
    The Company adopted an Employee Share Purchase Plan in 2005, effective on the date of our initial public offering. Under the share purchase plan a maximum of 1,300,000 shares can be granted.  All eligible employees, as defined in the plan, can subscribe to purchase shares of the Company’s stock at a purchase price of 95% of the fair market value of the common shares on the last day of the subscription period.  At December 31, 2005, no shares were subscribed under the plan.

Note 20 — Employee Benefit Plan
    The Company maintains, through it subsidiaries TBS Shipping Services and Roymar, an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The Company does not make matching contributions.

Note 21 — Commitments and Contingencies
Litigation
    In connection with the acquisition of the vessel Sea Pantheon renamed Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel.  As specified in the purchase agreement, the dispute was made in London.  The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim.  That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million.  The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, placed $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs.  Legal counsel, on August 17, 2005, obtained a reduction of $217,500 in the amount of the counter-security to $532,500.  The matter is currently in discovery and arbitration proceedings are expected to begin in April 2006.
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
Office Leases
   We lease two properties, which are used by our service company subsidiaries for the administration of our operations.  Our main office space is rented from our chairman and chief executive officer.  The lease, which expires December 31, 2008, provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.  The lease contains five three-year renewal options.
    The Company, through its subsidiary Roymar, leases office space under an operating lease expiring October 31, 2007.  The lease provides for monthly rent of $21,275 plus additional rent for real estate tax escalations.  The lease contains two one-year renewal options.

    Future minimum commitments under operating leases for offices is as follows:
At December 31	Amount
2006	$495,300
2007	452,750
2008	240,000
Net minimum lease payments	$1,188,050

Note 22 —Sale of Vessel
    During July 2003, the Company entered into a memorandum of agreement with another company to sell the Chippewa Belle. The Chippewa Belle was sold on October 15, 2003 for $3,950,000, less a 3.75% sales commission, for net proceeds of $3,801,875. The proceeds from the sale of the Chippewa Belle were utilized to pay down debt in the December 19, 2003 refinancing transaction. The gain on the sale of the Chippewa Belle was $193,076.

Note 23 —Joint Venture Agreement:
    In November 2005, the Company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa.  The Company has a 50% interest in the joint venture and is required to make a capital investment of $100,000 and loans of $400,000.  The investment in the joint venture will be accounted for using the equity method. At December 31, 2005, one voyage was made under the joint venture.  The Company’s share of the estimated income from the voyage is approximately $52,000 and is include in other income on the consolidated statement of operations.

Note 24 — Business Segment
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
    The Company transports cargo throughout the world, including the U.S.  The amount of voyage revenue generated in foreign countries (other than the U.S.) is $105.4 million, $140.8 million and $159.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.
    Revenue was generated in the following principal foreign geographic areas:
	Year December 31,
Country	2003	2004	2005
Brazil	$27,005,925	$45,651,573	$50,922,219
Japan	17,924,172	22,416,220	27,102,181
Chile	11,261,113	16,516,395	21,602,403
Peru	5,770,142	12,819,836	16,311,236
United Arab Emirates	17,924,172	7,643,242	655,879
Venezuela	13,769,229	8,468,493	12,327,840
Korea	1,927,285	8,638,296	6,633,213
China	2,094,994	7,503,819	11,815,693
Others	7,701,957	11,104,849	12,318,362
	$105,378,989	$140,762,723	$159,689,026

    Revenue is attributed to these countries based on the location where the cargo is loaded.  The difference between total voyage revenues and total revenue by country is revenue generated from U.S. voyages.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.
    One customer accounted for 10.8% and 7.3% of charter hire receivables at December 31, 2004 and December 31, 2005, respectively.  One customer accounted for 12.1%, 6.3% and 6.5% of voyage and time charter revenue for the year ended December 31, 2003, 2004 and 2005, respectively.

Note 25 — Subsequent Events
Vessels under contract for purchase:
    On December 29, 2005, the Company signed a Memorandum of Agreement to purchase the multipurpose tweendecker Kibishio Maru to be renamed Aztec Maiden for $8,100,000. A 10% deposit of $810,000 was made on January 4, 2006. The vessel is expected to be delivered in April 2006.

Note 26 — Selected Quarterly Financial Information (unaudited)

The following information is presented as supplementary financial information for 2005 and 2004 (in thousands, except per share information):
	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$60,909	$60,521	$59,019	$67,582
Income from operations	17,792	15,786	14,855	13,435
Net (loss) income available for common shareholders :(a)	10,796	10,667	12,277	11,047
Net income per share:(a)
Basic	1.06	0.62	0.44	0.39
Diluted	0.53	0.52	0.44	0.39

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$44,467	$49,802	$56,071	$58,467
Income from operations	13,195	13,095	10,539	10,115
Net (loss) income available for common shareholders :(a)	12,067	8,065	9,201	8,475
Net income per share:(a)
Basic	1.18	0.79	0.60	0.53
Diluted	0.59	0.40	0.30	0.27

(a)    The quarterly computations are independent of the annual computation.  The computation of quarter and annual earnings per share includes a weighting of the average number of shares outstanding and an allocation of the pro-rata share of net income to convertible preference shares that will vary for each period.  Accordingly, the sum of the four quarters’ income per share will not equal the annual earnings per share.  See Note 18 Earnings per share.

TBS International Limited and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March  2006.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 14th day of March 2006 by the following persons in the capacities indicated:

/s/ Gregg L. McNelis	/s/ Randee E. Day
Gregg L. McNelis, Senior Executive Vice President, Chief Operating Officer and Director	Randee E. Day, Director
/s/ James W. Bayley	/s/ William P. Harrington
James W. Bayley, Vice President and Director	William P. Harrington, Director
/s/ Peter S. Shaerf
Peter S. Shaerf, Director