Form 10-Q
period 2006-03-31
TBS INTERNATIONAL LTD
filed 2006-05-11
CIK 1065648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 2, 2006, the registrant had outstanding 14,290,496 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2005	2006
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,157,681	$24,967,725
Charter hire receivable, net of allowance of $694,214 in 2005 and $459,210 in 2006	25,548,113	17,812,490
Claims receivable	457,087	1,027,580
Due from agents	570,763	1,386,547
Other receivables	398,246	678,794
Fuel and other inventories	7,635,432	6,614,480
Prepaid expenses	2,186,500	1,522,975
Advances to affiliates	9,841	53,362
Total current assets	63,963,663	54,063,953

Deposit for vessel purchase	-	810,000
Restricted cash	532,500	532,500
Vessels, net of accumulated depreciation of $42,420,572
in 2005 and $48,839,214 in 2006	266,930,678	264,559,970
Other fixed assets, net of accumulated amortization of $917,299
in 2005 and $1,113,149 in 2006	2,589,232	3,308,358
Goodwill	8,425,935	8,425,935
Investment in joint venture	-	470,607
Total assets	$342,442,008	$332,171,323

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$31,458,053	$32,399,561
Obligations under capital lease, current portion	3,348,340	3,743,399
Accounts payable	4,726,588	6,696,363
Accrued expenses	25,958,807	16,780,672
Voyages in progress	2,118,901	2,052,796
Advances from affiliates	1,408,658	269,459
Total current liabilities	69,019,347	61,942,250

Debt, long-term portion	74,279,409	64,751,494
Obligations under capital lease, net of current portion	21,354,681	20,377,292
Total liabilities	164,653,437	147,071,036

COMMITMENTS AND CONTINGENCIES (Note 12)
Shareholders' equity
Common shares, New Class A, $.01 par value
75,000,000 authorized, 14,290,496 shares issued and outstanding	142,905	142,905
Common shares, New Class B, $.01 par value
30,000,0000 authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	87,585,744	87,585,744
Retained earnings	89,905,130	97,216,846
Total shareholders' equity	177,788,571	185,100,287
Total liabilities and shareholders' equity	$342,442,008	$332,171,323

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2005	2006

Revenue
Voyage revenue	$46,135,336	$49,319,289
Time charter revenue	14,773,727	14,170,306
Other revenue	-	265,477
Total revenue	60,909,063	63,755,072
Operating expenses
Voyage	18,374,942	22,736,923
Vessel	19,698,939	18,631,003
Depreciation and amortization of vessels and other fixed assets	2,379,165	6,474,259
Management fees	1,266,576	-
General and administrative	1,397,164	5,789,542
Total operating expenses	43,116,786	53,631,727

Income from operations	17,792,277	10,123,345

Other (expenses) and income
Interest expense	(1,673,984)	(2,916,340)
Other income	75,065	104,711
Total other expenses, net	(1,598,919)	(2,811,629)

Net income	16,193,358	7,311,716

Amount allocated to participating preferred shareholders	(4,298,246)	-
Net income available for common shareholders	$11,895,112	$7,311,716

Earnings per share
Net income per common share
Basic	$0.84	$0.26
Diluted	$0.58	$0.26
Weighted average common shares outstanding
Basic	14,097,023	27,983,829
Diluted	20,385,775	28,088,329

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31,
	2005	2006

Cash flows from operating activities
Net income	$16,193,358	$7,311,716
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,379,165	6,614,492
Write-off of bad debts	-	(235,004)
Loss in joint venture	-	29,393
Changes in operating assets and liabilities
Decrease in charter hire receivable	962,729	7,970,627
Decrease (increase) in claims receivable	9,989	(570,493)
(Increase) in due from agents	(116,649)	(815,784)
Decrease (increase) in other receivables	1,849,781	(280,548)
(Increase) decrease in fuel and other inventories	(850,236)	1,020,952
Decrease in prepaid expenses	1,861,432	663,525
Increase in accounts payable	13,878	1,969,775
Increase (decrease) in accrued expenses	1,734,680	(9,178,135)
(Decrease) in voyages in progress	(184,888)	(66,105)
(Decrease) in advances from/to affiliates, net	(305,382)	(1,182,720)
Net cash provided by operating activities	23,547,857	13,251,691

Cash flows from investing activities
Vessels acquisition/capital improvement costs	(42,794,108)	(4,962,910)
Deposits for vessel purchases	3,725,000	(810,000)
Investment in joint venture	-	(500,000)
Net cash used in investing activities	(39,069,108)	(6,272,910)

Cash flows from financing activities
Dividends paid	(150,000)	-
Stock issuance cost	(670,079)
Repayment of debt principal	(2,076,040)	(8,586,407)
Proceeds from debt	31,000,000	-
Reduction of obligations under capital leases	(1,134,180)	(582,330)
Net cash provided by financing activities	26,969,701	(9,168,737)

Net increase (decrease) in cash and cash equivalents	11,448,450	(2,189,956)
Cash and cash equivalents beginning of period	21,674,204	27,157,681
Cash and cash equivalents end of period	$33,122,654	$24,967,725

Supplemental cash flow information
Interest paid	$1,512,496	$1,980,614

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

					Additional
	Common Shares		Warrants		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2005	27,694,957	$276,950	288,853	$20,747	$87,585,744	$89,905,130	$177,788,571

Net income						7,311,716	7,311,716
Balance at March 31, 2006 (unaudited)	27,694,957	$276,950	288,853	$20,747	$87,585,744	$97,216,846	$185,100,287

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 1 — Basis of Presentation

TBS International Limited (the "Company" or "our") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company's filing on Form 10-K filed on March 16, 2006.

Note 2 — New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’), which replaces Accounting Principles Board Opinion (‘‘APB’’) No. 20 ‘‘Accounting Changes’’, and SFAS No. 3 ‘‘Reporting Accounting Changes in Interim Financial Statements’’. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (‘‘SFAS 123R’’). SFAS No. 123R revises previously issued SFAS 123 “Accounting for Stock-Based Compensation”, supersedes APB No. 25 “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95 “Statement of Cash Flows”. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R result in the same amount of compensation expense recognized. See Note - 10 - Stock Plan.

Note 3 — Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc.

The Company acquired all of the outstanding shares of common stock of two of its affiliates,TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"), in connection with its initial public offering, which was completed on June 29, 2005. The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition. TBS Shipping Services provides the Company and its subsidiaries with vessel voyage operational management, and commercial, chartering, agency and brokerage services. Roymar acts as technical ship manager for the Company and its subsidiaries. The Company purchased all the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earnings of each company for the period January 1, 2005 through the date of acquisition of $0.6 million that was paid in September 2005, less net cash acquired of $0.8 million. The excess of the purchase price paid over the net book value of the acquired companies was $8,425,935 which was recorded as goodwill. Current assets and liabilities were recorded at fair market value. The fair market value of office equipment and furnishings approximates their carrying value. Pro forma information is not presented as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	TBS Shipping	Roymar Ship
Description	Services Inc.	Management Inc.	Total

Current Assets	$1,012,981	$200,222	$1,213,203
Office equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,429,727	1,996,208	8,425,935

Total assets acquired	8,468,524	2,577,992	11,046,516
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,782,347	$2,309,142	$8,091,489

Note 4 — Fuel and Other Inventories

Fuel and other inventories consist of the following:
Description	December 31, 2005	March 31, 2006

Fuel	$5,970,795	$4,705,233
Lubricating Oil	1,153,277	1,279,585
Other	511,360	629,662
TOTALS	$7,635,432	$6,614,480

Note 5 — Deposits for Vessel Purchases

On December 29, 2005, the Company agreed to acquire the multipurpose tweendecker Kibishio Maru to be renamed Aztec Maiden for $8.1 million. A deposit of $ 810,000 was paid on January 3, 2006, in connection with this acquisition. On May 2, 2006, a payment of $7.3 million was made when the vessel was delivered.

Note 6 — Advances to / from Affiliates

Advances to / from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be collected or paid in the ordinary course of business, generally within the year. The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees. Advances from affiliates originated primarily from amounts due to affiliates for management fees, commissions and consulting fees earned.

Note 7 — Accrued Expenses

Accrued expenses consist of the following:

Description	December 31, 2005	March 31, 2006

Drydock	$4,189,594	$4,865,658
Voyage and vessel expenses	17,695,881	11,051,871
Payroll and related costs	2,554,445	183,336
Commissions	967,745	166,392
Cargo Claim	369,999	265,000
Other Expenses	181,143	248,415
Total	$25,958,807	$16,780,672

The drydocking expense for the three months ended March 31, 2006 and 2005 was $1,093,488 and $854,206, respectively.

Note 8 — Financing

The Company's outstanding debt balances were as follows:

	Interest Rate at March 31, 2006	December 31, 2005	March 31, 2006

GMAC credit facility loan,
expires June 18, 2009	8.330%	$15,156,250	$14,218,750

Merrill Lynch credit facility loan,
expires September 1, 2009	7.654%	9,641,003	8,111,371

Merrill Lynch credit facility loan,
expires December 16, 2010	7.130%	17,500,000	15,260,725

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	6.00%	6,385,000	6,130,000

AIG credit facility loan,
expires March 10, 2010	7.69%	35,180,209	33,117,709

Bank of America credit facility loan,
expires June 10, 2010	7.36%	21,875,000	20,312,500

Debt balance		$105,737,462	$97,151,055

The repayment of debt over the next five years and thereafter is as follows:

2006 (April 1, 2006 - December 31, 2006)	$24,728,403
2007	25,812,622
2008	21,433,885
2009	17,867,712
2010	7,308,433
Thereafter	-
$97,151,055
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

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and funded debt to earnings before interest, taxes, depreciation and amortization, (”EBITDA”) ratios within defined limits. At March 31, 2006, the Company was in compliance with these covenants.

Merrill Lynch Credit Facility

The original amount of the credit facility with Merrill Lynch was $15.0 million. The Company drew down the full facility in August 2004, to replenish the Company's working capital in connection with the acquisition of two vessels. Interest is at 7.654% and is payable monthly. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. The credit facility is collateralized by First Preferred Ship Mortgages on the vessels Iroquois Maiden and Manhattan Princess and assignment of freight revenue and insurance on such vessels. On December 15, 2005, the credit facility was amended removing the requirement for the Company to maintain positive working capital. In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the mortgaged vessels falls below 160% of the outstanding loan balances. The Company prepaid approximately $2.3 million on March 24, 2006.

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

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The Company drew down $23.5 million in March 2005 to replenish the Company's working capital in connection with the acquisition of four vessels and $ 21.5 million in April 2005 in connection with the acquisition of three vessels. Interest on loans under the credit facility is at the 90-Day LIBOR plus 3.15% and is payable monthly in arrears. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels Siboney Belle, Ainu Princess, Tamoyo Maiden, Mohawk Princess, Rockaway Belle, Tuscarora Belle and Miami Maiden and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage, debt to EBITDA, EBITDA to debt service, debt to net worth ratios and working capital ratios within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio. The lender agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1.0 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement. At March 31, 2006, the Company was in compliance with these covenants.

Bank of America Credit Facility

The credit facility with Bank of America is for $25.0 million. The Company drew down $7.8 million in June 2005 for working capital use and the balance of $17.2 million on July 21, 2005, to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle. Interest on loans under the credit facility is at adjusted LIBOR plus 2.75% or a base rate, as defined in the agreement, plus 1.25% as selected by the Company at the time of the drawdown and is payable monthly in arrears. Payments of principal are due quarterly over 20 quarters, with 50% of the amount borrowed due over the first eight quarters, 40% over the next eight quarters and the balance payable over the remaining four quarters. The loan under the credit facility is collateralized by First Preferred Ship Mortgages on the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants which require that the Company have fixed charge coverage and debt to EBITDA ratios and net worth within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio. On March 3, 2006, the Bank of America agreed to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio. At March 31, 2006, the Company was in compliance with these covenants.

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

Citibank Revolving Credit Facility

On June 14, 2005, the Company, through two of its subsidiaries Newkirk Navigation Corp. and Frankfort Maritime Corp., entered into a $12.0 million revolving credit facility with Citibank, N.A. The term of the revolving credit facility commenced on June 17, 2005 (date of first borrowing), and will end on May 31, 2006. Outstanding borrowings under the revolving credit facility bear interest, at the borrower's option at the time of borrowing either at (i) the higher of a floating base rate determined by Citibank and an average three-month certificate of deposit rate plus 0.5%, or (ii) at a rate equal to LIBOR plus 2.0%. The Company is required to pay a commitment fee of 0.25% on any amounts not drawn down under this facility. Interest on amounts outstanding under the revolving credit facility is payable every three months. Advances may be prepaid at any time without penalty and must be repaid in full no later than May 31, 2006. The Company and two of its subsidiaries are guarantors under this facility. The facility is collateralized by First Preferred Ship Mortgages on the vessels Dakota Belle and the Shawnee Princess. At March 31, 2006 no borrowings were outstanding under the facility.

Note 9 — Equity Transactions

Preference Shares

On February 7, 2001, the Company issued 1.0 million mandatorily redeemable preference shares at a fair value of $10 per share, for an aggregate fair value at date of issuance of $10,000,000, which paid a 7% per annum dividend, payable on a quarterly basis. The Company has paid 12 quarterly dividend payments "in-kind." In-kind dividend payments were added to the recorded value of the mandatorily redeemable preference shares with an offset to additional paid-in capital.

On March 30, 2004, the Company amended the mandatorily redeemable preference shares to eliminate the mandatory redemption provisions, remove the payment of dividends, establish a semi-annual 15 cents-per-share dividend and permit the conversion, at the option of the holder, of each preference share to two old Class C common shares.

On June 29, 2005, in connection with the Company's initial public offering, the holders of the Company's convertible preference shares exercised their right to convert their 1,000,000 issued and outstanding convertible preference shares into 2,000,000 old Class C common shares. Conversion of the preference shares into Class C common shares constituted payment in full of the preference shares.

Other Equity Transactions

On June 29, 2005, in connection with the Company's initial public offering, the Company adopted new corporate bye-laws which resulted in the consolidation and redesignation of shares. The Company redesignated its 1,500,000 Class A, 1,500,000 Class B and 3,000,000 Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and redesignated the Company's outstanding old Class A (600,000 shares), old Class B (600,000 shares) and old Class C common (1,200,000 shares) shares as 2,400,000 new Class B common shares. Concurrent to the consolidation and redesignation of common shares, the Company issued 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding.

New Class A and New Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A and Class B. The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

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

Warrants

Warrants were issued by the Company in connection with its emergence from bankruptcy in 2001. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions. The Series A warrants were exercisable if the first Preferred Ship Mortgage Notes were not paid in full by February 8, 2005 and, when exercised, would represent approximately 27% of the total outstanding shares of the Company on a fully diluted basis. The Series B warrants were exercisable if the preference shares were not paid in full by February 8, 2006 and, when exercised, would represent approximately 6% of the total outstanding common shares of the Company on a fully diluted basis. The Series C warrants were exercisable only if the exercise conditions of the Series A and Series B warrants were satisfied and, when exercised, would represent approximately 7% of the total outstanding common shares of the Company.

The first Preferred Ship Mortgage Notes were paid on June 29, 2005 and accordingly, the Series A warrants became exercisable. In connection with the initial public offering, the holders of the Company's convertible preference shares exercised their right to convert the convertible preference shares into Class C Common shares. As the conversion of the preference shares constituted payment in full of the preference shares, the exercise condition for the Series B and Series C warrants became incapable of being met as of June 29, 2005. As a result of the anti-dilution provisions of the warrant agreement, following the conversion of all the outstanding preference shares into Class C common shares, the number of common shares issuable upon exercise of all outstanding Series A warrants increased from 1,769,231 to 2,167,539 Class C common shares. The issuance of 7,000,000 new Class A common shares in connection with the initial public offering further increased the number of shares issuable upon exercise of all outstanding Series A warrants from 2,167,539 to 2,901,403 Class C common shares. The number of shares issuable under the Series A warrants were 2,515,368 new Class A common shares and 4,874,357 new Class B common shares, after giving effect to the common share conversion that took effect on June 29, 2005 as described above in Other Equity Tranasctions. On June 29, 2005, Series A warrants to purchase 2,125,392 Class C common shares, or 1,842,606 new Class A and 3,576,590 new Class B common shares, held by certain existing shareholders were exercised. In addition, in connection with the initial public offering, the 662,952 Series A warrants to purchase 574,434 new Class A and 1,113,155 new Class B common shares held by these shareholders were cancelled.

At March 31, 2006, there were outstanding exercisable warrants to purchase 98,328 new Class A and 190,544 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 10 — 2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares. The incentive plan became effective on the date of the Company’s initial public offering, at which time the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its Executive Vice President and Chief Financial Officer (CFO), and 4,500 restricted Class A common shares, vesting one year after issuance, to its independent directors. The weighted average grant date fair value per share was $10. The Company’s consolidated financial statements for the three months ended March 31, 2006, include compensation costs of $62,500 for our Executive Vice President and CFO. At March 31, 2006, there is $812,500 of unamortized compensation costs related to non-vested restricted stock awarded to our CFO, and the remaining weighted average vesting period over which cost is expected to be recognized is 3.25 years. The Company’s consolidated financial statements for the three months ended March 31, 2006, include compensation costs of $11,250 for our independent directors. At March 31, 2006, there is $11,500 of unamortized compensation costs related to non-vested restricted stock awards, which is expected to be recognized in the next quarter ended June 30, 2006.

Note 11 — Earnings Per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2005	2006
Numerators:
Net income	$16,193,358	$7,311,716

Net income allocated to preference shares	(4,298,246)	-
Net income available for common shareholders (basic and diluted)	$11,895,112	$7,311,716

Denominators:
Basic-weighted average common shares outstanding	14,097,023	27,983,829

Restricted stock issued to employees		104,500

Dilutive effect of Series A, B & C warrants	6,288,752	-
Diluted-weighted average common shares and potential common shares outstanding	20,385,775	28,088,329

Income per common share:
Basic	$0.84	$0.26

Diluted	$0.58	$0.26

The calculation of earnings per share for the three months ended March 31, 2006, includes 104,500 restricted Class A common shares issued to an officer and to outside directors on June 29, 2005. The calculation of earnings per share for the three months ended March 31, 2005, includes an allocation to preference shares and warrants issued by the Company as described below.

        As described in Note 9 - Equity Transactions: Preference Shares, each convertible preference share was convertible into two Class C common shares. The basic earnings per share calculation for the three months ended March 31, 2005, reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in FAS 128, ‘‘Earnings Per Share’’. The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding. For the three months ended March 31, 2005, the convertible preference shares would have added 5,093,898 common shares on a weighted average basis to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

As described in Note 9 - Equity Transactions: Warrants, the Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares and additional shares that are exercisable pursuant to the warrant agreement. The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005 because they are issuable for nominal consideration upon exercise of the warrants. The dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.

      At March 31, 2006, there were outstanding exercisable warrants to purchase 98,328 new Class A and 190,544 new Class B common shares, held by parties not affiliated with existing shareholders and as discussed above, these warrants have been treated as outstanding for purposes of basic earnings per share for the three months ended March 31, 2006.

Note 12 — Commitments and Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon renamed Tamoyo Maiden the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, placed $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs. On August 17, 2005, legal counsel obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006 and the Company is awaiting the decision of the Arbitrator.

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

Note 13 —Joint Venture Agreement

In November 2005, the Company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. The Company has a 50% interest in the joint venture and is required to make a capital investment of $100,000 and loans of $400,000. The investment in the joint venture is accounted for using the equity method. For the three months ended March 31, 2006, the Company’s share of the estimated loss from the joint venture was $29,393 and is included in other income on the consolidated statement of operations.

Note 14 — Business Segment

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

The Company transports cargo throughout the world, including the U.S. The amount of voyage revenue generated in countries other than the U.S. is $42.3 million and $43.0 million for the three months ended March 31, 2005 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Three Months Ended March 31,
Country	2005	2006

Brazil	$14,387,161	$15,583,618
Japan	6,193,476	7,673,640
Chile	6,002,870	3,755,228
Peru	4,275,768	4,505,077
Venezuela	2,610,058	2,551,860
Korea	1,589,759	2,251,449
China	3,842,971	3,368,804
Others	3,445,104	3,266,730
	$42,347,167	$42,956,406

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the U.S. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 27.3% and 7.3% of charter hire receivables at March 31, 2006 and December 31, 2005, respectively. One customer accounted for 16.8% and 6.5% of voyage and time charter revenue for three months ended March 31,2006 and 2005, respectively.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks declosed in our Form 10-K filed March 16, 2006, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

On May 2, 2006, the Company announced that it took delivery of the multipurpose tweendecker Kibishio Maru to be renamed Aztec Maiden for $8.1 million The Company expects to fund the acquisition from working capital.

General

The following is a discussion of our financial condition at March 31, 2006 and December 31, 2005 and our results of operations comparing the three months ended March 31, 2006 with the three months ended March 31, 2005. You should read this section in conjunction with the our consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

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

•	the extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and

•	the extent to which we can control our fixed and variable costs, including those for port charges, fuel, commission expense and stevedore and other cargo-related expenses.

Our historical consolidated financial statements for the period prior to June 29, 2005, when we completed our initial public offering, show our results of operations as a private company.

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

Time charter revenue consists of a negotiated daily hire rate for the duration of the time charter. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port costs, stevedoring, commissions and lashing materials, which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses — crewing, stores, lube oil, repairs and maintenance including drydock reserves, registration taxes and fees, insurance and communication expenses — for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). The costs are paid by our subsidiaries.

Depreciation and amortization expense is computed on the basis of 30-year useful lives for our vessels.

Management fees are paid to Roymar for the technical management of controlled vessels and to TBS Shipping Services for the operation of vessels. From June 2005, when we purchased all the stock of TBS Shipping Services and Roymar, management fees are eliminated in consolidation. We also paid commissions on freight and time charter hire to TBS Shipping Services that are also eliminated in consolidation from the date we acquired these companies. Commissions on freight and port agency fees are paid to TBS Commercial Group Ltd, a company that is owned by our principal shareholders.

These management fees and commissions were fixed under agreements that originally were negotiated during our Chapter 11 proceeding with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and have been approved by our board of directors. Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our Board of Directors.

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

Consistent with shipping industry practice, we treat the acquisition of a vessel, whether acquired with or without charter, as the acquisition of an asset rather than a business. Due to the differences between the prior owners of these vessels and the Company with respect to the routes we operate, the shippers and consignees we serve, the cargoes we carry, the freight rates and charter hire rates we charge and the costs we incur in operating our vessels, we believe that our operating results will be significantly different from the operating results of the vessels while owned by the prior owners.

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
•
The vessels are managed by our subsidiary Roymar. All of the functions of vessel management, from technical ship management to crewing, vessel maintenance and drydocking, are conducted by Roymar, in a manner different from the prior manager, according to our exacting standards.

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

The revenue-producing activity of the vessels we purchase will be generated from carrying cargoes for our customers on the routes we serve. The vessels we purchased are operated by different parties than their former owners, serve different customers, carry different cargoes, charge different rates, cover different routes and, in all respects engage in a different business with different revenues, costs and operating margins.

In short, all of the most important elements of operating the assets — in fact, all of the elements of the business of ocean transportation other than the vessels themselves — are not being purchased with the vessels but will depend on our skill and expertise.

Results of Operations

Comparison of the three months ended March 31, 2005 and March 31, 2006

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$46,135	75.7	$49,320	77.4	$3,185	6.9
Time charter revenue	14,774	24.3	14,170	22.2	(604)	(4.1)
Other revenue	-	-	265	0.4	265
Total revenue	60,909	100.0	63,755	100.0	2,846	4.7

Voyage expense	18,375	30.2	22,737	35.7	4,362	23.7
Vessel expense	19,699	32.3	18,631	29.2	(1,068)	(5.4)
Depreciation and amortization	2,379	3.9	6,474	10.1	4,095	172.1
Management fees	1,267	2.1	-	-	(1,267)
General and administrative	1,397	2.3	5,790	9.1	4,393	314.5
Total operating expenses	43,117	70.8	53,632	84.1	10,515
Income from operations	17,792	29.2	10,123	15.9	(7,669)	(43.1)
Other (expenses) and income
Interest expense	(1,674)	(2.7)	(2,916)	(4.6)	(1,242)	74.2
Other income	75	0.1	105	0.2	30
Net income	$16,193	26.6	$7,312	11.5	$(8,881)	(54.8)

 Voyage revenue

The increase in our voyage revenue for the three months ended March 31, 2006 as compared to the comparable period in 2005 was primarily due to an increase in revenue tons carried offset by a decrease in freight rates. As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates.

Revenue tons carried for the three months ended March 31, 2006 as compared to the comparable period in 2005, increased 265,460 tons or 34.7% to 1,030,220 tons for the three months ended March 31, 2006 from 764,760 tons for the same period in 2005. The increase revenue tons carried is due to an increase in the number of vessels in our fleet, which resulted in a higher number of voyages and voyage days.

Freight rates for the three months ended March 31, 2006 as compared to the comparable period in 2005, decreased $12.46 per ton or 20.7% to $47.87 per ton in the first quarter of 2006 from $60.33 per ton for the same period of 2005. To a significant degree, freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. During the first three months of 2005 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China. Beginning in the second half of 2005, freight rates began to decline from the levels reached earlier in the year as demand declined.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo. Excluding this type of bulk cargo, of which we carried 46,732 tons for the three months ended March 31, 2006, average freight rates would have been $49.68 per ton. We did not handle aggregates bulk cargo for the three months ended March 31, 2005.

The increase in weighted average number of vessels in the fleet, the days on hire, excluding vessels time-chartered out, freight voyage days and days on hire and the decrease in freight rates for the three months ended March 31, 2005 and 2006 are follows:

	Three Months Ended March 31,		Increase (Decrease)
	2005	2006	Amount	Percentage

Number of vessels (1)	18	23	5	27.8
Freight voyage days (2)	1,616	2,031	415	25.7
Days on hire (3)	1,731	2,223	492	28.4
Freight Rates (4)
For all cargoes	$60.33	$47.87	$(12.46)	(20.7)
Excluding aggregates	$60.33	$49.68	$(10.65)	(17.7)

_____

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006		Increase (Decrease)
	In Thousands	As of % of Total Voyage Revenue	In Thousands	As of % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$19,370	42.0	$19,519	39.6	$149	0.8
Metal concentrates	7,250	15.7	6,706	13.6	(544)	(7.5)
Fertilizers	4,802	10.4	1,092	2.2	(3,710)	(77.3)
Other bulk cargo and aggregates	12,434	27.0	14,272	28.9	1,838	14.8
Agricultural products	876	1.9	6,088	12.3	5,212	595.0
Automotive products	680	1.4	914	1.9	234	34.4
Other	723	1.6	729	1.5	6	0.8
Total voyage revenue	$46,135	100.0	$49,320	100.0	$3,185	6.9

Time charter revenue

Time charter revenue decreased 4.1% to $14.2 million for the three months ended March 31, 2006 from $14.8 million for the comparable period in 2005. As mentioned above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $6,086 per day or 30.8% to $13,665 for the three months ended March 31, 2006 from $19,751 for the comparable period in 2005. This decrease is primarily due to the current softness in the overall worldwide shipping markets. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in average charter rates was offset by an increase in the chartered vessel days, which increased 289 days or 38.6% to 1,037 for the three months ended March 31, 2006 days from 748 days for the same period in 2005. The increase in time charter days resulted because of an increase in the number of vessels in our fleet and from us chartering out more vessels to better position vessels to meet customer demands and to take advantage of time chartering opportunities on some voyages that did not have backhaul cargoes.

The increase in number of vessels time chartered out, time charter days and the decrease in daily charter rates for the three months ended March 31, 2005 and 2006 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2005	2006	Amount	Percentage

Number of vessels (1)	8	12	4	50.0
Time Charter days (2)	748	1,037	289	38.6
Daily charter hire rates (3)	$19,751	$13,665	$(6,086)	(30.8)

__________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions. The following table shows the change in the number of voyage days for the three months ended March 31, 2006 as compared to the same period in 2005.

	Three Months Ended March 31,
	2005	2006	Increase (Decrease)

Freight voyage days	1,616	2,031	415	25.7%
Time charter days	748	1,037	289	38.6%
Total voyage days	2,364	3,068	704	29.8%

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Per-centage	As a % of Revenue

Fuel expense	$5,678	30.9	9.3	$9,485	41.7	14.9	$3,807	67.0	5.6
Commission expense	3,894	21.2	6.4	2,686	11.8	4.2	(1,208)	(31.0)	(2.2)
Port call expense	4,187	22.8	6.9	5,213	22.9	8.2	1,026	24.5	1.3
Stevedore and other
cargo-related expense	2,453	13.3	4.0	3,277	14.5	5.1	824	33.6	1.1
Miscellaneous voyage expense	2,163	11.8	3.6	2,076	9.1	3.3	(87)	(4.0)	(0.3)
Voyage expense	$18,375	100.0	30.2	$22,737	100.0	35.7	$4,362	23.7	5.5

Voyage expense increased 23.7% for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was due to an increase in fuel expense, port call expense, stevedore and other cargo related expense, offset by a decrease in commission expense. The 5.5% increase in voyage expense as a percentage of revenue, to 35.7% of revenue for the three months ended March 31, 2006 from 30.2% of revenue for the comparable period in 2005, was primarily due to the increase in fuel expense.

The 67.0% increase in fuel expense was due to both an increase in the average price per metric ton ("MT") and consumption. For the three months ended March 31, 2006, the average price per MT and consumption increased to $351 per MT and 27,053 MT, respectively, from $251 per MT and 22,659 MT for the same period in 2005. The increase in consumption was primarily due to a 25.7% increase in the number of voyage days during the first quarter of 2006, which increased to 2,031 days for the three months ended March 31, 2006 from 1,616 days for the same period in 2005.

The 31.0% decrease in commission expense for the three months ended March 31, 2006 as compared to the same period in 2005 was due to the elimination in consolidation of commissions paid to TBS Shipping Services Inc (“Services”). After we acquired Services and it became a part of our consolidation, we eliminated commissions paid in consolidation.

The 24.5% increase in port call expense was primarily due to the increased number of port calls and port days, which increased to   220 port calls and 1,349 days, respectively, for the three months ended March 31, 2006, from 195 port calls and 916 days, respectively for the same period in 2005.

The increase in stevedore and other cargo-related expenses for the three months ended March 31, 2006, resulted from increased   cargo volume, which increased to 1,030,220 revenue tons for the three months ended March 31, 2006, from 764,760 revenue tons for the same period in 2005. As a percentage of voyage revenue, cargo booked under full or partial free-in free-out terms (shipments that the customer pays all or part of the costs of loading and unloading) increased to 87.5% of voyage revenue for the three months ended March 31, 2006, from 80.7% of voyage revenue for the same period in 2005 and cargo booked under full liner terms (shipments where we bear the costs of loading and unloading) decreased to 12.5% of voyage revenue for the three month ended March 31, 2006, from 19.3% of voyage revenue for the same period in 2005.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006		Increase (Decrease)
	In Thousands	As of % of Vessel Expense	In Thousands	As of % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$12,377	62.8	$7,148	38.4	$(5,229)	(42.2)
Owned vessel expense	7,322	37.2	11,001	59.0	3,679	50.2
Space charter expense	-	-	482	2.6	482	-
Vessel expense	$19,699	100.0	$18,631	100.0	$(1,068)	(5.4)

The 5.4% decrease in vessel expense for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to a change in the composition of our fleet. For the three months ended March 31, 2006, the composition of our fleet was an average of 31 owned vessels and 5 chartered-in vessels as compared to an averaged of 21 owned vessels and 8 chartered-in vessels during the same period in 2005. The increase in owned vessels decreased our demand for chartered-in vessels for the first quarter of 2006.

The 42.2% decrease in chartered-in vessels for the three months ended March 31, 2006 as compared to the same period in 2005 resulted from our chartering-in vessels for 226 fewer vessel days for the three months ended March 31, 2006. We chartered-in vessels for 470 days for the first quarter of 2006 as compared to 696 days for the same period in 2005. A decrease in the average charter-in rate per day, which decreased $2,577 per day, or 14.5%, to $15,209 per day for the three months ended March 31, 2006 from $17,786 per day for the same period in 2005 also added to the decrease in chartered-in vessel expense.

The 50.2% increase in owned vessel expense for the three months ended March 31, 2006 as compared to the same period in 2005 was due to a change in the composition of our fleet which increased to an average of 31 owned vessels for the three months ended March 31, 2006 from an average of 21 owned vessels for the same period in 2005. The increase in average owned vessels translated to a 56.5% or 1,007 days increase in vessel days to 2,790 days for the three months ended March 31, 2006 from 1,783 days for the same period in 2005. Operating expense day rates were relatively flat at $4,116 per day and $4,106 per day for the three months ended March 31, 2006 and 2005, respectively.

The 3.1% decrease in vessel expense as a percentage of revenue for the three months ended March 31, 2006, as compared to the same period in 2005 was primarily due to an increase in revenue of $2.8 million and a $5.2 million decrease in chartered-in vessel cost offset by a $3.7 million increase in owned vessel expense.

Depreciation and amortization

The $4.1 million increase in depreciation and amortization expense was mainly due to the growth of our controlled fleet, which increased to an average of 31 vessels for the three months ended March 31, 2006, from an average of 21 vessels for the same period in 2005

Management fees

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. During the first quarter 2006, while we continued to pay management fees, the fees were eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses. Management fees paid during the first quarter of 2005, prior to our acquisitions of these service companies, are included as management fees.

Technical management fee expense was $1.1 million for the three months ended March 31, 2006, prior to the elimination in consolidation, as compared to $695,000 for the same period in 2005. The increase was due to an increase in the average number of vessels under management, which increased to an average of 31 vessels for the three months ended March 31, 2006, from an average of 18 vessels for the same period in 2005. At March 31, 2006 and 2005, there were 31 and 21 vessels, respectively, under management.

Operational management fee expense was $889,000 for the three months ended March 31, 2006, prior to the elimination in consolidation, as compared to $572,000 for the same period in 2005. Management fees are based on voyage days, which increased 704 days or 29.8 % to 3,068 days for the three months ended March 31, 2006 from 2,364 days for the same period in 2005.

General and administrative expense

The $4.4 million increase in general and administrative expense for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the inclusion of $3.4 million of Roymar and TBS Shipping Services operating costs (mainly salary and related costs) after our acquisition of these companies in June 2005. Prior to our acquisition these service companies charged us management fees and commissions, and accordingly, the costs were reflected as management fees and as part of voyage costs. The increase in general and administrative expense was also due to $1.0 million of additional professional fees that we incurred as a public company and travel and representation expenses reflecting the growth of our business.

Income from operations

The $7.7 million decrease in income from operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was mainly attributable to an increase in voyage expense (specifically fuel costs), depreciation and general and administration expense. The increase in expenses was partially offset by an increase in revenue. For the same reasons, our operating margin decreased to 15.9% for the three months ended March 31, 2006 from 29.2% for the same period in 2005.

Interest expense

The 74.2% increase in interest expense for the three months ended March 31, 2006, as compared to the same period in 2005 was due to $64.0 million in additional long term mortgage borrowings drawn down subsequent to March 31, 2005 and an increase in interest rates.

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

Our practice has been to acquire ships using a combination of funds received from operating cash flows, debt secured by mortgages on our ships and long-term capital lease arrangements. We expect to use our operating cash flows, not otherwise committed to the payment of interest and principal on outstanding debt and borrowings to fund vessel acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

At March 31, 2006, we had negative working capital of $7.9 million, due primarily to the timing of our last two vessel acquisitions. It is our practice to fund vessel acquisitions through working capital, which we subsequently replenish with long-term debt secured by a mortgage for typically 60% of the vessel cost. The vessels Nyack Princess and Sioux Maiden were purchased in early November 2005 for $10.0 million and $17.5 million, respectively, and were funded solely with our working capital. We had anticipated having positive working capital by the first quarter of 2006; however, because of a continuing softness of the overall shipping market we had reduced income levels during the first quarter of 2006 which kept us from building working capital.

We are in negotiations with lenders to consolidate the majority of our debt with a single lender and to restructure our exiting debt. We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next twelve months.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2006 and December 31, 2005 were $25.0 million and $27.2 million, respectively. The decrease in cash and cash equivalents was the result of $13.3 million in net cash provided by operating activities offset by $6.3 million in net cash used in investing activities and $9.2 million in net cash used in financing activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.3 million and $186.1 million during the three months ending March 31, 2006 and the year ending December 31, 2005, respectively. For the three months ended March 31, 2006, investing activities consisted of vessel improvements and other assets of $5.0 million, a vessel deposit on the vessel Kibishio Maru of $0.8 million and $0.5 million in investments in and loans to a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. For fiscal year 2005 investing activities consisted of vessel acquisitions and capital improvements of $178.2 million, $7.3 million cash paid (after deducting cash acquired and paying undistributed earnings of each company for the period January 1, 2005 through the date of acquisition) for all the stock of TBS Shipping Services and Roymar and approximately $533,000 security paid in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon).

For the three months ended March 31, 2006, we paid $5.0 million for vessel improvements and other assets, consisting of $4.1 million of vessel capital improvements and $0.9 million for the purchase of other assets, including equipment which enable self-loading and discharging (“Grabs”) and computer equipment for vessels.

During fiscal year 2005, we acquired 14 vessels excluding the Rockaway Belle and Comanche Belle on which we exercised our purchase options. We paid $178.2 million during 2005 consisting of: $163.9 million paid upon delivery of vessels, take over costs of $11.1 million incurred in connection with the acquisition of the vessels, vessel capital improvements of $2.0 million and the purchase of other assets of $1.2 million.

At December 31, 2005, we had an executed memorandum of agreement for the acquisition of the Kibishio Maru (to be renamed the Aztec Maiden) for a purchase price of $8.1 million. As noted above a deposit of $0.8 million was made in January 2006 and the balance of $7.3 million was paid on May 2, 2006 when the vessel was delivered.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.2 million during the three months ended March 31, 2006 made up of $8.6 million in repayment of debt principal and $0.6 million in repayment of obligations under capital leases. During 2005, net cash provided by financing activities was $118.8 million consisting of: $61.7 million of net proceeds from the issuance of Class A common shares in our initial public offering and $95.0 million long-term bank borrowings to finance the purchase of vessels, reduced by $37.7 million of repayments of obligations under capital leases and debt principal and payment of a dividend on preferred stock of $150,000. Repayments of obligations under capital leases include the payments of the purchase options of $2.5 million and $3.8 million for the M.V. Rockaway Belle and M.V. Comanche Belle, respectively, We borrowed $12.0 million under our revolving credit facility on June 17, 2005 to fund our working capital. We used a portion of the net proceeds of our initial public offering to repay this borrowing under the revolving credit facility on June 30, 2005.

Charter Hire Receivables

Our gross charter hire receivables balance at March 31, 2006 and December 31, 2005 was $18.3 million ($17.8 million net of allowance for doubtful accounts) and $26.2 million ($25.5 million net of allowance for doubtful accounts), respectively. The decrease in receivables was due principally to the collection of several larger than usual outstanding receivables at December 31, 2005, including the receivable from Military Sealift Command of $2.2 million and a decrease in outstanding receivables, resulting from a decrease in freight rates at March 31, 2006 as compared to December 31, 2005.

In accordance with our reserve policy, we take a percentage of outstanding receivables, based on prior years' experience, as a general reserve — usually between 2% and 3% of the receivables balance. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. At March 31, 2006, our general reserve totaled $0.5 million with no additional reserves. At December 31, 2005, our general reserve and additional reserves totaled $0.6 million and $0.1 million, respectively.

Fuel and Other Inventories

The fuel and other inventory at March 31, 2006 decreased $1.0 million from the December 31, 2005 balance. Approximately $1.4 million of the decrease was due to lower quantities of fuel and lubricating oil at March 31, 2006, resulting principally from the timing of vessel refueling. The decrease was offset by an increase of approximately $0.4 million due to higher fuel prices, which increased to a combined average of $382 per metric ton for industrial fuel oil/marine diesel oil (“IFO/MDO”) at March 31, 2006 from a combined average price of $352 per metric ton for IFO/MDO at December 31, 2005.

Prepaid Expenses

Prepaid expense at March 31, 2006 decreased $0.7 million from the December 31, 2005 balance. Prepaid expenses is principally comprised of prepaid insurance which decreased $0.4 million to $0.9 million at March 31, 2006 from $0.5 million at December 31, 2005 and prepaid charter hire which decreased $0.3 million to $0.2 million at March 31, 2006 from $0.5 million at December 31, 2005.

Other Commitments

Our contractual obligations as of March 31, 2006 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	97,151	32,400	57,443	7,308	-
Capital lease obligations	24,121	3,743	20,378		-
Operating Lease obligations	8,733	8,163	570	-	-
Other Purchase obligations (2)	7,300	7,300	-	-	-
Total contractual cash obligations	$137,305	$51,606	$78,391	$7,308	$-

(1)
As of March 31, 2006, we had $97.2 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, consisting of $14.2 million under the $22.5 million credit facility with a group of lenders led by GMAC Commercial Finance LLC, $8.1 million under the $15.0 million credit facility with Merrill Lynch Business Financial Services, Inc., $6.2 million under the $7.2 million credit facility with the Royal Bank of Scotland plc, $33.1 million under the $45.0 million credit facility with AIG Commercial Equipment Finance, Inc, $20.3 million under the $25.0 million credit facility with Bank of America and $15.3 million under the $17.5 million credit facility with Merrill Lynch Business Financial Services.

At December 31, 2005, we did not meet specified EBITDA to debt ratios required under the AIG and Bank of America credit facilities. We obtained a wavier from AIG, dated December 31, 2005, to waive the covenant violation as of December 31, 2005. AIG has also agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1.0 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement. We were in compliance with the AIG covenants at March 31, 2006. On March 3, 2006, the Bank of America agreed to waive the EBITDA to debt service ratio requirement for the quarter ended December 31, 2005, and to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio. We were in compliance with the BOA covenants at March 31, 2006.

On December 15, 2005, the Merrill Lynch credit facility was amended removing the requirement for us to maintain positive working capital. In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below 160% of the outstanding loan balances. As required by the credit facility, we prepaid approximately $2.3 million during the first quarter of 2006.

(2)
We entered into a memorandum of agreement to purchase the Kibishio Maru (to be renamed the Aztec Maiden) for a purchase price of $8.1 million. We paid a deposit of $0.8 million in January 2006 and the balance of $7.3 million when we took delivery on May 2, 2006.

Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. The provisions of some of our debt instruments and related loan agreements prevent some of our subsidiaries from paying dividends to TBS International Limited, which may restrict our ability to pay dividends on our common shares. The timing and amount of future cash dividends, if any, would be determined by our board of directors and would depend upon our earnings, financial condition, cash requirements and obligations to lenders at the time.

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

Significant Related Party Transactions

Pursuant to agency agreements, our operations have been planned, executed and supervised by TBS Shipping Services, Roymar and TBS Commercial Group and its subsidiaries in exchange for fees and commissions paid by us to such entities. Messrs James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively beneficially own approximately 64.3% of our issued and outstanding common shares. Each of these individuals is also a principal of, and together control, TBS Commercial Group. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce had been principals of and together controlled TBS Shipping Services and Roymar prior to our acquisition of these companies in June 2005. See Note - 3 Acquisition of TBS Shipping Services and Roymar in the consolidated financial statements. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.

We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which fees are also based on market rates for such services. For the three months ended March 31, 2005 and 2006, we paid TBS Commercial Group $ 1.4 million and $ 1.7 million, respectively.

Globe Maritime Limited (“Globe”), owned by James W. Bayley, acts as our chartering broker and charges commissions for arranging charters and the sale and purchase of vessels through December 31, 2005. Commissions paid to Globe are based upon market rates. For the three months ended March 31, 2005, we paid Globe Maritime $16,548. Globe received no payments for the three months ended March 31, 2006.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce. For the three months ended March 31, 2005 and 2006 payments to Mr. Royce under this lease totaled $60,000 for each quarter. Lease payments of $240,000 per year are required under the lease.

Mr. Blatte, who became and an officer of the Company in March 2005, provided and was paid for legal and consulting services to the Company and its affiliates prior to him becoming an officer. During the three months ended March 31, 2005, the Company paid Mr. Blatte $180,676 for legal services. During the three months ended March 31, 2005, TBS Shipping Services Inc. made payments totalling $150,000 to Mr. Blatte for legal services. Effective January 1, 2006, Mr. Blatte retired as a lawyer and did not perform any legal services for the Company or its affiliates.

Our board has delegated authority to the compensation committee to review and approve on an annual basis all transactions with our executive officers, directors and affiliates.

Summary of Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We believe that there has been no change in or additions to our critical accounting policies from those disclosed in our Form 10-K filed March 16, 2006.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’), which replaces Accounting Principles Board Opinion (‘‘APB’’) No. 20 ‘‘Accounting Changes’’, and SFAS No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements’’. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (‘‘SFAS 123R’’). SFAS No. 123R revises previously issued SFAS 123 Accounting for Stock-Based Compensation, supersedes APB No. 25 Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95 Statement of Cash Flows. SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R result in the same amount of compensation expense recognized.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At March 31, 2006, we had $88.2 million of floating rate debt with margins over the LIBOR rate ranging from 1.5% to 3.7% compared to $96.1 million of floating rate debt as of December 31, 2005. As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the three months ending March 31, 2006 by approximately $221,000 based upon our debt level at March 31, 2006.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates, which could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 8.8% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At March 31, 2006, approximately 4.8% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's current disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II
Item 1. Legal Proceedings

In connection with the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon) in November 2004, from Rifino Shipping Company Limited, a Cyprus corporation, we are seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London in accordance with the British Arbitration Acts of 1950 and 1979. The Company, through its subsidiary, had an associated vessel owned by a company related to the seller arrested to secure its claim. The vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel. We paid $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs, as required under English law. On August 17, 2005, legal counsel obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006 and we are awaiting the decision of the Arbitrator.

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

Item 1A. Risk Factors

We believe that there have not been any material changes to the risk factors as previously disclosed in our Form 10-K filed March 16, 2006. The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information included in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

During the first quarter of 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5 Other Information

None.

Item 6 Exhibits

3.1	Form of Memorandum of Association*

3.2	Bylaws *

31.1**	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

__________

*	Incorporated by reference. Filed March 7, 2005 333-123157

**	Filed herewith.

***
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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11 th day of May  2006.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer