Form 10-Q
period 2006-06-30
TBS INTERNATIONAL LTD
filed 2006-08-10
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Former name, former address and former fiscal year, if changed since last report)

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

As of August 1, 2006, the registrant had outstanding 14,319,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2005	2006
Assets		(Unaudited)
Current assets
Cash and cash equivalents	$27,157,681	$11,716,920
Charter hire receivable, net of allowance of $694,214 in 2005
and $468,546 in 2006	25,548,113	16,802,217
Claims receivable	457,087	1,809,356
Due from agents	570,763	1,586,639
Other receivables	398,246	559,948
Fuel and other inventories	7,635,432	6,747,417
Prepaid expenses	2,186,500	2,039,457
Advances to affiliates	9,841	304,395
Total current assets	63,963,663	41,566,349
Restricted cash	532,500	532,500
Vessels, net of accumulated depreciation of $42,420,572 in 2005
and $55,630,644 in 2006	266,930,678	273,496,992
Other fixed assets, net of accumulated amortization of $917,299 in 2005
and $1,326,024 in 2006	2,589,232	4,296,721
Goodwill	8,425,935	8,425,935
Investment in joint venture	-	532,248
Total assets	$342,442,008	$328,850,745

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$31,458,053	$30,192,970
Obligations under capital lease, current portion	3,348,340	3,854,741
Accounts payable	4,726,588	4,636,501
Accrued expenses	25,958,807	19,071,803
Voyages in progress	2,118,901	1,481,560
Advances from affiliates	1,408,658	115,013
Total current liabilities	69,019,347	59,352,588

Debt, long-term portion	74,279,409	58,356,876
Obligations under capital lease, net of current portion	21,354,681	19,370,839
Total liabilities	164,653,437	137,080,303

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, New Class A, $.01 par value, 75,000,000 authorized,
14,319,996 shares issued and outstanding	142,905	143,200
Common shares, New Class B, $.01 par value, 30,000,0000 authorized,
13,404,461shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	87,585,744	87,880,449
Retained earnings	89,905,130	103,592,001
Total shareholders' equity	177,788,571	191,770,442
Total liabilities and shareholders' equity	$342,442,008	$328,850,745

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenue
Voyage revenue	$43,984,528	$43,808,380	$90,119,864	$93,127,669
Time charter revenue	16,450,918	14,826,051	31,224,645	28,996,357
Other revenue	85,256	360,122	85,256	625,599
Total revenue	60,520,702	58,994,553	121,429,765	122,749,625
Operating expenses
Voyage	18,017,171	19,170,726	36,321,893	41,907,648
Vessel	16,484,292	17,798,958	36,183,231	36,429,961
Depreciation and amortization of vessels and other fixed assets	3,926,296	6,874,060	6,305,461	13,348,320
Management fees	1,299,180	-	2,565,756	-
General and administrative	5,007,805	6,577,308	6,470,483	12,366,849
Total operating expenses	44,734,744	50,421,052	87,846,824	104,052,778

Income from operations	15,785,958	8,573,501	33,582,941	18,696,847

Other (expenses) and income
Interest expense	(2,130,081)	(2,695,802)	(3,804,065)	(5,612,143)
Other income	101,562	497,456	171,921	602,167
Total other expenses, net	(2,028,519)	(2,198,346)	(3,632,144)	(5,009,976)

Net income	13,757,439	6,375,155	29,950,797	13,686,871

Amount allocated to participating preferred shareholders	(3,090,377)	-	(7,291,456)	-

Net income available for common shareholders	$10,667,062	$6,375,155	$22,659,341	$13,686,871

Earnings per share
Net income per common share
Basic	$0.62	$0.23	$1.45	$0.49
Diluted	$0.52	$0.23	$1.11	$0.49
Weighted average common shares outstanding
Basic	17,196,186	27,984,458	15,655,166	27,984,136
Diluted	20,555,063	28,088,310	20,470,887	28,088,310

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,
	2005	2006
Cash flows from operating activities
Net income	$29,950,797	$13,686,871
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	6,305,461	13,618,797
Non cash stock based compensation	1,069,000	147,500
Loss in joint venture	-	26,601
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(1,623,780)	8,745,896
(Increase) in claims receivable	(17,167)	(1,352,269)
(Increase) in due from agents	(50,735)	(1,015,876)
(Increase) in other receivables	(1,767)	(161,702)
(Increase) decrease in fuel and other inventories	(1,010,793)	888,015
Decrease in prepaid expenses	514,494	147,043
Increase (decrease) in accounts payable	1,510,852	(90,087)
Increase (decrease) in accrued expenses	5,856,100	(6,739,504)
(Decrease) in voyages in progress	(221,204)	(637,341)
Increase (decrease) in advances from/to affiliates, net	232,912	(1,588,199)
Net cash provided by operating activities	42,514,170	25,675,745
Cash flows from investing activities
Vessels acquisition/capital improvement costs	(111,079,434)	(21,892,600)
Deposits for vessel purchases	(1,550,000)	-
Restricted cash for litigation	(750,000)	-
Payment for purchase of TBS Shipping Services Inc and Roymar Ship
Management Inc., net cash acquired of $801,594	(6,698,406)	-
Investment in joint venture	-	(558,849)
Net cash used in investing activities	(120,077,840)	(22,451,449)
Cash flows from financing activities
Dividends paid	(150,000)	-
Proceeds on sale of TBS International Limited shares owned by subsidiaries	795,336	-
Proceeds from issuance of shares in initial public offering and exercise of series A warrants, net of offering costs	61,074,419	-
Repayment of debt principal	(11,226,978)	(17,187,616)
Proceeds from debt	60,300,000	-
Proceeds from revolving debt facility	12,000,000	-
Repayment of revolving debt facility	(12,000,000)	-
Reduction of obligations under capital leases	(4,286,170)	(1,477,441)
Net cash provided by (used in) financing activities	106,506,607	(18,665,057)
Net increase (decrease) in cash and cash equivalents	28,942,937	(15,440,761)
Cash and cash equivalents beginning of period	21,674,204	27,157,681
Cash and cash equivalents end of period	$50,617,141	$11,716,920
Supplemental cash flow information
Interest paid	$3,548,476	$4,569,299

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

					Additional
	Common Shares		Warrants		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2005	27,694,957	$276,950	288,853	$20,747	$87,585,744	$89,905,130	$177,788,571

Shares issued under 2005 Equity Incentive Plan	29,500	295			294,705		295,000

Net income						13,686,871	13,686,871

Balance at June 30, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$103,592,001	$191,770,442

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 1 — Basis of Presentation

TBS International Limited (the "Company" or "our") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel and bulk services, and vessel chartering. Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Note 2 — New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ("APB") No. 20 "Accounting Changes,", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS No. 123R revises previously issued SFAS 123 "Accounting for Stock-Based Compensation," supersedes APB No. 25 "Accounting for Stock Issued to Employees, ", and amends SFAS Statement No. 95 "Statement of Cash Flows." SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R result in the same amount of compensation expense recognized. See Note 10 - Stock Plan.

Note 3 — Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc.

The Company acquired all of the outstanding shares of common stock of two of its affiliates, TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"), in connection with its initial public offering, which was completed on June 29, 2005. The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition. TBS Shipping Services provides the Company and its subsidiaries with vessel voyage operational management, and commercial, chartering, agency and brokerage services. Roymar acts as technical ship manager for the Company and its subsidiaries. The Company purchased all the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earnings of each company for the period January 1, 2005 through the date of acquisition of $0.6 million that was paid in September 2005, less net cash acquired of $0.8 million. The excess of the purchase price paid over the net book value of the acquired companies of $8,425,935 was recorded as goodwill. Current assets and liabilities were recorded at fair market value. The fair market value of office equipment and furnishings approximates their carrying value. Pro forma information is not presented as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	TBS Shipping	Roymar Ship
Description	Services Inc.	Management Inc.	Total

Current Assets	$1,012,981	$200,222	$1,213,203
Office equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,429,727	1,996,208	8,425,935
Total assets acquired	8,468,524	2,577,992	11,046,516
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,782,347	$2,309,142	$8,091,489

Note 4 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

Description	December 31, 2005	June 30, 2006

Fuel	$5,970,795	$4,821,978
Lubricating oil	1,153,277	1,460,359
Other	511,360	465,080
Total	$7,635,432	$6,747,417

Note 5 — Vessel Acquisitons

On May 2, 2006, the Company acquired the multipurpose tweendecker Kibishio Maru that was renamed Aztec Maiden for $8.1 million.

Note 6 — Advances to / from Affiliates

Advances to / from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be collected or paid in the ordinary course of business, generally within the year. The Company typically advances funds to affiliates in connection with the payment of commissions and port agency fees. Advances from affiliates originated primarily from amounts due to affiliates for commissions and port agency fees earned.

Note 7 — Accrued Expenses

Accrued expenses consist of the following:

Description	December 31, 2005	June 30, 2006

Drydock	$4,189,594	$5,633,029
Voyage and vessel expenses	17,695,881	12,169,882
Payroll and related costs	2,554,445	705,777
Commissions	967,745	71,169
Cargo claim	369,999	319,999
Other expenses	181,143	171,947
Total	$25,958,807	$19,071,803

The drydocking expense for the three and six months ended June 30, 2005 and 2006 was $729,913, $1,118,528, $1,584,119 and $2,212,026, respectively.

Note 8 — Financing

        The Company's outstanding debt balances were as follows:

	Interest Rate at June 30, 2006	December 31, 2005	June 30, 2006

GMAC credit facility loan,
expires June 18, 2009 and February 1, 2010	8.809%	$15,156,250	$12,812,501

Merrill Lynch credit facility loan,
expires September 1, 2009	7.654%	9,641,003	7,851,394

Merrill Lynch credit facility loan,
expires December 16, 2010	7.610%	17,500,000	13,236,992

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	6.44%	6,385,000	5,875,000

AIG credit facility loan,
expires March 10, 2010	8.15%	35,180,209	30,023,959

Bank of America credit facility loan,
expires June 10, 2010	7.73%-7.85%	21,875,000	18,750,000
Debt balance		$105,737,462	$88,549,846

The repayment of debt over the next five years and thereafter is as follows:

2006 (July 1, 2006 - December 31, 2006)	$16,127,194
2007	25,812,621
2008	21,433,885
2009	18,688,319
2010	6,487,827
Thereafter	-
$88,549,846

GMAC Credit Facility

The credit facility with GMAC was for the original amount of $22.5 million. The Company drew down $15.0 million in July 2004 to replenish the Company's working capital in connection with the acquisition of three vessels and $7.5 million in February 2005 in connection with the acquisition of an additional vessel. Interest on loans under the credit facility is at "Adjusted 30-Day LIBOR," as defined in the loan agreement, plus 3.75% and is payable monthly in arrears. Payments of principal are due monthly over 60 months from the draw down date, with half of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels Mohegan Princess, Tayrona Princess, Tuckahoe Maiden and Taino Maiden and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants that require the Company have fixed charge coverage and funded debt to earnings before interest, taxes, depreciation and amortization, (”EBITDA”) ratios within defined limits. At June 30, 2006, the Company was in compliance with all covenants except for the fixed charge coverage ratio; however, loans under the credit facility were repaid on July 31, 2006, from the proceeds of the new credit facility. See Note 15 - Subsequent Events. Because the loans have been refinanced, the long term portion of the loans have not been reclassified.

Merrill Lynch Credit Facility

The original amount of the credit facility with Merrill Lynch that expires on September 1, 2009, was $15.0 million. The Company drew down the full facility in August 2004, to replenish the Company's working capital in connection with the acquisition of two vessels. Interest is at 7.654% and is payable monthly. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. The credit facility is collateralized by First Preferred Ship Mortgages on the vessels Iroquois Maiden and Manhattan Princess and assignment of freight revenue and insurance on such vessels. On December 15, 2005, the credit facility was amended removing the requirement for the Company to maintain positive working capital. In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the mortgaged vessels falls below 160% of the outstanding loan balances. The Company prepaid approximately $2.3 million on March 24, 2006.

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

The loans under the credit facility were repaid on July 31, 2006, from the proceeds of the new credit facility. See Note 15- Subsequent Events. Because the loans have been refinanced, the long term portion of the loans have not been reclassified.

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

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The Company drew down $23.5 million in March 2005 to replenish the Company's working capital in connection with the acquisition of four vessels and $21.5 million in April 2005 in connection with the acquisition of three vessels. Interest on loans under the credit facility is at the 90-Day LIBOR plus 3.15% and is payable monthly in arrears. Payments of principal are due monthly over 60 months from the draw down date, with 55% of the amount borrowed due over the first 24 months and the balance payable over the remaining 36 months. Loans under the credit facility are collateralized by First Preferred Ship Mortgages on the vessels Siboney Belle, Ainu Princess, Tamoyo Maiden, Mohawk Princess, Rockaway Belle, Tuscarora Belle and Miami Maiden and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants that require the Company to have fixed charge coverage, debt to EBITDA, EBITDA to debt service, debt to net worth ratios and working capital ratios within defined limits. The agreement also requires that the Company maintain minimum cash and cash equivalent balances. At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio. The lender agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1.0 at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement.

At June 30, 2006, the Company was in compliance with the covenants except that the Company did not maintain the required minimum cash and cash equivalent balances and the working capital ratio was not within the defined limit; however, the loans under the credit facility were repaid on July 31, 2006, from the proceeds of the new credit facility. See Note 15 - Subsequent Events. Because the loans have been refinanced, the long term portion of the loans have not been reclassified.

Bank of America Credit Facility

The credit facility with Bank of America was for $25.0 million. The Company drew down $7.8 million in June 2005 for working capital use and the balance of $17.2 million on July 21, 2005, to replenish the Company's working capital in connection with the acquisition of the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle. Interest on loans under the credit facility is at adjusted LIBOR plus 2.75% or a base rate, as defined in the agreement, plus 1.25% as selected by the Company at the time of the drawdown and is payable monthly in arrears. Payments of principal are due quarterly over 20 quarters, with 50% of the amount borrowed due over the first eight quarters, 40% over the next eight quarters and the balance payable over the remaining four quarters. The loan under the credit facility is collateralized by First Preferred Ship Mortgages on the vessels Shinnecock Belle, Maya Princess and Chesapeake Belle and assignment of freight revenue and insurance on such vessels.

The credit facility agreement contains certain financial covenants that require the Company to have fixed charge coverage and debt to EBITDA ratios and net worth within defined limits. The agreement also requires that the Company to maintain minimum cash and cash equivalent balances. At December 31, 2005, the Company was in compliance with all covenants except for the EBITDA to debt service ratio. On March 3, 2006, the Bank of America agreed to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio. At June 30, 2006, the Company was in compliance with the covenants except that the Company did not maintain the required minimum cash and cash equivalent balances and the fixed charge coverage ratio was not within the defined limit; however the loans under the credit facility were repaid on July 31, 2006, from the proceeds of the new credit facility. See Note 15 - Subsequent Events. Because the loans have been refinanced, the long term portion of the loans have not been reclassified.

In addition, certain of the above credit facility agreements contain restrictive covenants which among other things, require minimum collateral coverage, restrict the payment of dividends and restrict leverage, investment and capital expenditures without consent of the lender. Certain agreements require mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below limits specified in the loan agreements. As noted above all loans, with the exception of the credit facility with the Royal Bank of Scotland, were repaid on July 31, 2006, from the proceeds of the new credit facility. See Note 15 - Subsequent Events.

Citibank Revolving Credit Facility

The Company’s $12.0 million revolving credit facility with Citibank, N.A. commenced on June 17, 2005 (date of first borrowing), and expired on May 31, 2006. A new revolving credit facility with a syndicate of commercial lenders for $65.0 million was entered into on July 31, 2006. See Note 15 - Subsequent Events

Note 9 — Equity Transactions

Preference Shares

On February 7, 2001, the Company issued 1.0 million mandatorily redeemable preference shares at a fair value of $10 per share, for an aggregate fair value at date of issuance of $10,000,000, which paid a 7% per annum dividend, payable on a quarterly basis. The Company paid a total of 12 quarterly dividend payments "in-kind." In-kind dividend payments were added to the recorded value of the mandatorily redeemable preference shares with an offset to additional paid-in capital.

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

Other Equity Transactions

On June 29, 2005, in connection with the Company's initial public offering, the Company adopted new corporate bye-laws which resulted in the consolidation and redesignation of shares. The Company redesignated its 1,500,000 Class A, 1,500,000 Class B and 3,000,000 Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, respectively, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and redesignated the Company's outstanding old Class A (600,000 shares), old Class B (600,000 shares) and old Class C common (1,200,000 shares) shares as 2,400,000 new Class B common shares. Concurrent to the consolidation and redesignation of common shares, the Company issued 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding.

New Class A and New Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A and Class B. The Class A common shares and the Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

The holders of Class A common shares can convert their Class A common shares into Class B common shares, and the holders of Class B common shares can convert their Class B common shares into Class A common shares at any time. Further, the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not cause either the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code or the Class A common shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Internal Revenue Code.

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

The first Preferred Ship Mortgage Notes were paid on June 29, 2005 and accordingly, the Series A warrants became exercisable. In connection with the Company’s initial public offering, the holders of the Company's convertible preference shares exercised their right to convert the convertible preference shares into Class C Common shares. As the conversion of the preference shares constituted payment in full of the preference shares, the exercise condition for the Series B and Series C warrants became incapable of being met as of June 29, 2005. As a result of the anti-dilution provisions of the warrant agreement, following the conversion of all the outstanding preference shares into Class C common shares, the number of common shares issuable upon exercise of all outstanding Series A warrants increased from 1,769,231 to 2,167,539 Class C common shares. The issuance of 7,000,000 new Class A common shares in connection with the initial public offering further increased the number of shares issuable upon exercise of all outstanding Series A warrants from 2,167,539 to 2,901,403 Class C common shares. The number of shares issuable under the Series A warrants were 2,515,368 new Class A common shares and 4,874,357 new Class B common shares, after giving effect to the common share conversion that took effect on June 29, 2005 as described above in Other Equity Tranasctions. On June 29, 2005, Series A warrants to purchase 2,125,392 Class C common shares, or 1,842,606 new Class A and 3,576,590 new Class B common shares, held by certain existing shareholders were exercised. In addition, in connection with the initial public offering, the 662,952 Series A warrants to purchase 574,434 new Class A and 1,113,155 new Class B common shares held by these shareholders were cancelled.

At June 30, 2006, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 10 — 2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares. The incentive plan became effective on the date of the Company’s initial public offering, at which time the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its Executive Vice President and Chief Financial Officer (CFO), 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping services, vesting immediately and 4,500 restricted Class A common shares, vesting one year after issuance, to its independent directors. The weighted average grant date fair value per share was $10. The total fair value of share awards that vested during the three and six months June 30, 2006 was $73,750 and $147,500, respectively. The Company’s consolidated financial statements for the three and six months ended June 30, 2006, include compensation costs of $62,500 and $125,000, respectively, for our Executive Vice President and CFO. The Company’s consolidated financial statements for the three and six months ended June 30, 2005, include compensation costs of $1.9 million for the restricted shares issued to employees of Roymar and TBS Shipping Services under the Equity Incentive Plan and associated federal, state and local employment taxes and withholding taxes paid by Roymar and TBS Shipping Services. At June 30, 2006, there is $750,000 of unamortized compensation costs related to non-vested restricted shares awarded to our CFO, and the remaining weighted average vesting period over which cost is expected to be recognized is 3.0 years. The Company’s consolidated financial statements for the three and six months ended June 30, 2006, include compensation costs of $11,250 and $22,500, respectively, for our independent directors. On June 29, 2006 in connection with the vesting of the above mentioned share grants, 25,000 Class A common shares were issued to the Company’s Executive Vice President and CFO, and 4,500 Class A common shares were issued to the independent directors.

Note 11 — Earnings Per Share

In accordance with FASB Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerators:
Net income	$13,757,439	$6,375,155	$29,950,797	$13,686,871

Net income allocated to preference shares	(3,090,377)	-	(7,291,456)	-
Net income available for common shareholders (basic and diluted)	$10,667,062	$6,375,155	$22,659,341	$13,686,871

Denominators:
Basic-weighted average common shares outstanding	17,196,186	27,984,458	15,655,166	27,984,136

Restricted stock issued to employees	2,297	103,852	1,155	104,174

Dilutive effect of Series A, B & C warrants	3,356,580	-	4,814,566	-
Diluted-weighted average common shares and potential common shares outstanding	20,555,063	28,088,310	20,470,887	28,088,310

Income per common share:
Basic	$0.62	$0.23	$1.45	$0.49

Diluted	$0.52	$0.23	$1.11	$0.49

The calculation of earnings per share for the three and six months ended June 30, 2005, includes 104,500 restricted Class A common shares issued to an officer and to outside directors on June 29, 2005. The calculation of earnings per share for the three and six months ended June 30, 2006, includes the remaining 75,000 restricted Class A common shares issued to the officer on June 29, 2005. The calculation of earnings per share for the three and six months ended June 30, 2005, includes an allocation to preference shares and warrants issued by the Company as described below.

As described in Note 9 -- Equity Transactions: Preference Shares, each convertible preference share was convertible into two Class C common shares. The basic earnings per share calculation for the three and six months ended June 30, 2005, reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in FAS 128, "Earnings Per Share", The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding. For the three and six months ended June 30, 2005, the convertible preference shares would have added 4,981,944 and 5,037,611 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

As described in Note 9 -- Equity Transactions: Warrants, the Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares and additional shares that are exercisable pursuant to the warrant agreement. The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005 because they are issuable for nominal consideration upon exercise of the warrants. The dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.

At June 30, 2006, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders and as discussed above, these warrants have been treated as outstanding for purposes of basic earnings per share for the three and six months ended June 30, 2005 and 2006.

Note 12 — Commitments and Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company is seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, placed $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs. On August 17, 2005, legal counsel obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006 and the Company is awaiting the decision of the Arbitrator.

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

Note 13 —Joint Venture Agreement

In November 2005, the Company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. The Company made a capital investment of $100,000 and loans of $400,000 for a 50% interest in the joint venture. The investment in the joint venture is accounted for using the equity method. For the three and six months ended June 30, 2006, the Company’s share of the estimated income or (loss) from the joint venture was $2,792 and ($26,601), respectively which is included in other income on the consolidated statement of operations.

Note 14 — Business Segment

The Company is managed as a single business unit that provides worldwide ocean transportation of dry cargo to its customers through the use of owned and chartered vessels. The vessels are operated as one fleet and when making resource allocation decisions, our chief operating decision maker evaluates voyage profitability data, which considers vessel type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual vessel basis. The Company's objective in making resource allocation decisions is to maximize its consolidated financial results, not the individual results of the respective vessels or routes.

The Company transports cargo throughout the world, including the U.S. The amount of voyage revenue generated in countries other than the U.S. is $39.9 million and $38.4 million and $82.4 million and $81.3 million for the three and six months ended June 30, 2005 and 2006, respectively.

Revenue was generated in the following principal geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2005	2006	2005	2006

Brazil	$12,826,754	$11,392,365	$27,213,915	$26,975,983
Japan	8,154,774	7,065,880	14,348,250	14,739,520
Chile	5,202,679	4,809,408	11,205,549	8,564,637
Peru	4,707,108	3,079,125	8,982,876	7,584,202
Venezuela	1,578,616	2,524,508	4,188,674	5,076,368
Korea	1,706,873	1,229,023	3,297,500	3,480,472
China	2,385,333	2,915,562	6,235,516	6,284,366
United Arab Emirates	132,944	1,802,332	132,944	2,106,480
Others	3,239,591	3,564,118	6,809,564	6,526,699
	$39,934,672	$38,382,321	$82,414,788	$81,338,727

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the United States. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

Two customers accounted for 19.7% and 10.7%, respectively, of charter hire receivables at June 30, 2006 and one customer accounted 7.3% of charter hire receivables at December 31, 2005. One customer accounted for 13.6%, 10.2%, 12.2% and 14.7 % of voyage and time charter revenue for the three and six months ended June 30, 2005 and 2006, respectively.

Note 15 — Subsequent Events

On July 31, 2006, the Company, through its subsidiaries, entered into a $140.0 million credit facility (the "Credit Facility") with a syndicate of commercial lenders led by Bank of America. The Credit Facility is composed of a $75.0 million term loan facility ("Term Facility") and a $65.0 million revolving credit facility ("Revolving Credit Facility"). Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG and Bank of America ("Existing Lenders").

Pursuant to the Credit Facility, the Company made a drawdown on the Term Facility of $75.0 million and an initial drawdown of $10.0 million on the Revolving Credit Facility to repay $80.4 million outstanding under term loans with the Existing Lenders and cover costs associated with the refinancing.

Upon completing the Credit Facility, unamortized deferred financing costs associated with existing credit Facilities aggregating $1.3 million were written off as a non-cash charge in July 2006. Additional costs aggregating $2.2 million were paid to the Existing Lenders upon the early payment of the loans and charged to interest expense in July 2006. In connection with the Credit Facility, the Company incurred deferred financing costs of $2.7 million in July 2006 that will be amortized over the term of the facility.

The Term Facility provides a four-year self-amortizing term loan with quarterly principal payments of approximately $4.7 million beginning September 2006. The non-amortizing Revolving Credit Facility is due July 2010. Interest on the Credit Facility is at the 30 day, 60 day or 90 day Eurodollar LIBOR rate, as selected by the Company, plus a margin rate based on the Company’s consolidated leverage ratio. The margin rate can vary, in .50% increments, between four pricing levels of from 2.75% down to 1.25%. The initial margin rate is 2.25% and becomes adjustable after December 31, 2006 and on or before March 31, 2007.

The facility is collateralized by, among other things, 24 of the Company’s vessels with a carrying value of  $220.1 million, at June 30, 2006, as well as, the Company’s equity interests in its subsidiaries that own these assets, and insurance proceeds of the collateralized vessels. Each subsidiary of the Company with an ownership interest in these vessels has provided an unconditional guaranty.

The Credit Facility contains certain financial and non-financial covenants. The non-financial covenants include, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and make changes in the nature of the business. The credit facility agreement contains certain financial covenants which require that the Company maintain certain fixed charge and leverage ratios and tangible net worth within defined limits. The Credit Facility also requires that the Company maintain minimum cash and cash equivalent balances and collateral coverage.

        On August 8, 2006, the Company agreed to sell the M.V. Dakota Belle for $ 3.225 million. The company expects to utilize the proceeds to reduce its outstanding revolver. The vessel is expected to be delivered in September of 2006.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed March 16, 2006, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

   On July 31, 2006, the Company, through its subsidiaries, entered into a $140.0 million credit facility (the "Credit Facility") with a syndicate of commercial lenders led by Bank of America. The Credit Facility is composed of a $75.0 million term loan facility ("Term Facility") and a $65.0 million revolving credit facility ("Revolving Credit Facility"). Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG and Bank of America. The Term Facility is due in equal quarterly installments of $4.7 million through July 2010 and the Revolving Credit Facility of $65.0 million is due July 2010.

    On August 8, 2006, the Company agreed to sell the M.V. Dakota Belle for $ 3.225 million. The company expects to utilize the proceeds to reduce its outstanding revolver. The vessel is expected to be delivered in September of 2006.

General

The following is a discussion of and our results of operations comparing the three and six months ended June 30, 2006 with the three and six months ended June 30, 2005 and our financial condition at June 30, 2006 and December 31, 2005 . You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel and bulk services and vessel chartering. We offer our services globally in more than ten countries to over 300 customers through a network of affiliated service companies.

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

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties. Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period. Estimated profits from voyages in progress are recognized on a percentage of completion basis by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through period end to total voyage days. When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through period end.

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, revenue tons and the freight rates.

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

These management fees and commissions were fixed under agreements that originally were negotiated during our Chapter 11 proceeding with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and were approved by our Board of Directors. Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our Board of Directors.

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

•	The vessels will operate under our trade name and carry our distinctive Native American Indian tribe naming convention.

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

Results of Operations

Comparison of the three months ended June 30, 2005 and June 30, 2006

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$43,985	72.7	$43,808	74.3	$(177)	(0.4)
Time charter revenue	16,451	27.2	14,827	25.1	(1,624)	(9.9)
Other revenue	85	0.1	360	0.6	275
Total revenue	60,521	100.0	58,995	100.0	(1,526)	(2.5)

Voyage expense	18,017	29.8	19,171	32.5	1,154	6.4
Vessel expense	16,484	27.2	17,799	30.2	1,315	8.0
Depreciation and amortization	3,926	6.5	6,874	11.6	2,948	75.1
Management fees	1,299	2.1	-	-	(1,299)
General and administrative	5,009	8.3	6,577	11.1	1,568	31.3
Total operating expenses	44,735	73.9	50,421	85.4	5,686
Income from operations	15,786	26.1	8,574	14.6	(7,212)	(45.7)
Other (expenses) and income
Interest expense	(2,130)	(3.5)	(2,696)	(4.6)	(566)	26.6
Other income	101	0.2	497	0.8	396
Net income	$13,757	22.8	$6,375	10.8	$(7,382)	(53.7)

Voyage revenue

Voyage revenue for the three months ended June 30, 2006 as compared to the comparable period in 2005 was relatively flat. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates.

Revenue tons carried for the three months ended June 30, 2006 as compared to the comparable period in 2005, increased 329,633 tons or 46.8% to 1,033,488 tons for the three months ended June 30, 2006 from 703,855 tons for the same period in 2005. A substantial part of the increase in revenue tons is due to an increase in aggregates bulk cargo carried.

Freight rates for the three months ended June 30, 2006 as compared to the comparable period in 2005, decreased $20.10 per ton or 32.2% to $42.39 per ton in the second quarter of 2006 from $62.49 per ton for the same period in 2005. Freight rates, not under contracts, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the three months ended June 30, 2006, and 2005, we had contracts of affreightment, expiring through the end of 2006 and early 2007, under which we carried approximately 480,000 and 102,000 revenue tons and generated $15.5 million and $6.9 million of voyage revenue, respectively. During the three months ended June 30, 2005 demand for dry bulk ocean shipping remained high due largely to the expansion of economies in East Asia, especially China. Beginning in the second half of 2005, freight rates began to decline from the levels reached earlier in the year as demand, except for aggregates, declined.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo. Excluding this type of bulk cargo, of which we carried 269,887 tons and 16,515 tons during the second quarter of 2006 and 2005, respectively, average freight rates would have been $53.44 and $63.80, respectively.

The increase in weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, and the decrease in freight rates for the three months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	17	21	4	23.5%
Freight voyage days (2)	1,536	1,866	330	21.5%
Days on hire (3)	1,602	2,102	500	31.2%
Freight Rates (4)
For all cargoes	$62.49	$42.39	$(20.10)	-32.2%
Excluding aggregates	$63.80	$53.44	$(10.36)	-16.2%
_____

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels time chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels time chartered out.
(3)	Not including vessels time chartered out.
(4)	Weighted average freight rates measured in dollars per ton.

The following table shows revenues attributed to our principal cargoes:
	Three Months Ended June 30, 2005		Three Months Ended June 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$18,428	41.9	$15,403	35.2	$(3,025)	(16.4)
Metal concentrates	7,170	16.3	6,729	15.4	(441)	(6.2)
Fertilizers	2,766	6.3	1,379	3.1	(1,387)	(50.1)
Other bulk cargo	10,562	24.0	10,813	24.7	251	2.4
Agricultural products	2,631	6.0	7,408	16.9	4,777	181.6
Automotive products	1,031	2.3	1,275	2.9	244	23.7
Other	1,397	3.2	801	1.8	(596)	(42.7)
Total voyage revenue	$43,985	100.0	$43,808	100.0	$(177)	(0.4)

Time charter revenue

        Time charter revenue decreased to $14.8 million for the three months ended June 30, 2006 from $16.5 million for the comparable period in 2005. As mentioned in components of revenue and expense above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $5,079 per day or 27.8% to $13,179 for the three months ended June 30, 2006 from $18,258 for the comparable period in 2005. This decrease is primarily due to the current softness in the overall worldwide shipping markets. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the three months ended June 30, 2006 and 2005, we had 4 and 7 vessels, respectively, chartered-out under long term charters at average daily rates of $17,304 and $18,465, respectively, that made up $5.6 million and $11.1 million, respectively, of time charter revenue. At June 30, 2006, the time charters out expire through August 2007. The decrease in average charter rates was offset by an increase in the chartered vessel days, of 224 days or 24.9% to 1,125 for the three months ended June 30, 2006 days from 901 days for the same period in 2005. The increase in time charter days is due to an increase in the number of vessels in our fleet and from our chartering out more vessels to better position our vessels to meet customer demands and to take advantage of time chartering opportunities on some voyages that did not have backhaul cargoes.

The increase in number of vessels time chartered out, time charter days and the decrease in daily charter rates for the three months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended June 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	10	12	2	20.0%
Time Charter days (2)	901	1,125	224	24.9%
Daily charter hire rates (3)	$18,258	$13,179	$(5,079)	-27.8%
__________

(1)	Weighted average number of vessels time chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of freight voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions. The following table shows the change in the number and composition of total voyage days for three months ended June 30, 2005 and 2006:

	Three Months Ended June 30,
	2005	2006	Increase (Decrease)
Freight voyage days	1,536	1,866	330	21.5%
Time charter days	901	1,125	224	24.9%
Total voyage days	2,437	2,991	554	22.7%

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$6,237	34.6	10.4	$8,708	45.4	14.7	$2,471	39.6	4.3
Commission expense	3,761	20.9	6.2	2,195	11.5	3.7	(1,566)	(41.6)	(2.5)
Port call expense	3,758	20.9	6.2	3,849	20.1	6.5	91	2.4	0.3
Stevedore and other
cargo-related expense	2,740	15.2	4.5	2,693	14.0	4.7	(47)	(1.7)	0.2
Miscellaneous voyage expense	1,521	8.4	2.5	1,726	9.0	2.9	205	13.5	0.4
Voyage expense	$18,017	100.0	29.8	$19,171	100.0	32.5	$1,154	6.4	2.7

Voyage expense increased 6.4% for the three months ended June 30, 2006 as compared to the same period in 2005. The increase was due to an increase in fuel expense, port call expense and miscellaneous voyage expense, offset by a decrease in commission expense and stevedore and other cargo-related expenses.

The 2.7% increase in voyage expense as a percentage of freight revenue, which increased to 32.5% of freight revenue for the three months ended June 30, 2006 from 29.8% of freight revenue for the comparable period in 2005, was primarily due to an increase in fuel expense, which could not be fully recovered from our customers.

The 39.6% increase in fuel expense was due to an increase in the average price per metric ton ("MT") offset by a decrease in consumption. For the three months ended June 30, 2006, the average price per MT increased to $354 per MT from $241 per MT for the same period in 2005. Consumption decreased for the three months ended June 30, 2006 to 24,624 MT from 25,850 MT for the same period in 2005.

The 41.6% decrease in commission expense for the three months ended June 30, 2006 as compared to the same period in 2005 was due to the elimination of commssions paid to TBS Shipping Services Inc (“Services”) when Services became part of our consoldiation in June 2005, after we acquired it.

The 2.4% increase in port call expense was primarily due to an increase in the number of port days to 913 port days for the three months ended June 30, 2006 from 650 port days for the same period in 2005. The increase in number of port days was offset by a decrease in the number of port calls to 198 port calls for the three months ended June 30, 2006 from 222 port calls for the same period in 2005.

Stevedore and other cargo-related expense for the three months ended June 30, 2006 was relatively flat as compared to the same period in 2005. Stevedore and other cargo-related expense fluctuate based on the shipping terms that cargo is booked under and cargo volumes. For analysis purposes, we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms, which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of "free-in free-out" and "full liner" terms. For the three months ended June 30, 2006, revenues from cargo booked under "free-in free-out" terms increased $4.0 million to $23.5 million for three months ended June 30, 2006 from $19.5 million for the same period in 2005. The increase in cargo booked under "free-in free-out" terms, resulted in a decrease to costs that was offset by an increase in cargo volumes. Cargo volumes increased to 1,033,488 revenue tons for the three months ended June 30, 2006, from 703,855 revenue tons for the same period in 2005.

The 13.5% increase in miscellaneous voyage expense for the three months ended June 30, 2006 as compared to the same period in 2005 resulted from an increase in voyages, which increased to 43 freight voyages for the three months ended June 30, 2006 from 37 freight voyages for the same period in 2005.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$4,996	30.3	$3,830	21.5	$(1,166)	(23.3)
Owned vessel expense	8,988	54.5	12,666	71.2	3,678	40.9
Space charter expense	2,500	15.2	1,303	7.3	(1,197)	(47.9)
Vessel expense	$16,484	100.0	$17,799	100.0	$1,315	8.0

The 8.0% increase in vessel expense for the three months ended June 30, 2006 as compared to the same period in 2005, was primarily due to a change in the composition of our fleet. For the three months ended June 30, 2006, our fleet averaged 31 owned vessels compared to an averaged of 24 owned vessels during the same period in 2005. The increase in the number of owned vessels decreased our demand for chartered-in vessels during for the second quarter of 2006.

The 23.3% decrease in chartered-in vessel expense for the three months ended June 30, 2006 as compared to the same period in 2005 resulted from our chartering-in vessels for 64 fewer vessel days for the three months ended June 30, 2006. We chartered-in vessels for 243 days for the second quarter of 2006 as compared to 307 days for the same period in 2005. A decrease in the average charter-in rate per day also added to the decrease in chartered-in vessel expense. Average charter-in rates decreased $510 per day, or 3.1%, to $15,763 per day for the three months ended June 30, 2006 from $16,273 per day for the same period in 2005.

The 40.9% increase in owned vessel expense for the three months ended June 30, 2006 as compared to the same period in 2005 was due, as mentioned above, to a change in the composition of our fleet. The increase in average owned vessels translated to a 31.4% or 689 day increase in vessel days to 2,881 days for the three months ended June 30, 2006 from 2,192 days for the same period in 2005. In addition, operating expense day rates increased $296 to $4,396 per day for the three months ended June 30, 2006, from $4,100 per day for the three months ended June 30, 2005.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control. The 47.9% decrease in space charter expense for the three months ended June 30, 2006 as compared to the same period in 2005 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

The 3.0% increase in vessel expense as a percentage of revenue to 30.2% of revenue for the three months ended June 30, 2006, from 27.2% of revenue for the comparable period in 2005 was primarily due to a decrease in revenue of $1.5 million and a $3.7 million increase in owned vessel expense, offset by $1.2 million decrease in chartered-in vessel cost and a $1.2 million decrease in space charter expense.

Depreciation and amortization

The $2.9 million increase in depreciation and amortization expense was due to the growth of our controlled fleet, which increased to an average of 31 vessels for the three months ended June 30, 2006, from an average of 24 vessels for the same period in 2005 and additional depreciation and amortization expense on vessel capital improvements incurred to insure the operating efficiency of the vessels through their remaining useful life.

Management fees

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. During the second quarter 2006, while we continued to pay management fees, the fees were eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses. Management fees paid during the second quarter of 2005, prior to our acquisitions of these service companies, are included as management fees.

Technical management fee expense was $1.1 million for the three months ended June 30, 2006, prior to the elimination in consolidation, as compared to $850,000 for the same period in 2005. The increase was due to an increase in the average number of vessels under management, which increased to an average of 31 vessels for the three months ended June 30, 2006, from an average of 23 vessels for the same period in 2005. At June 30, 2006 and 2005, there were 32 and 26 vessels, respectively, under management.

Operational management fee expense was $803,000 for the three months ended June 30, 2006, prior to the elimination in consolidation, as compared to $685,000 for the same period in 2005. Management fees are based on voyage days, which increased 554 days or 22.7% to 2,991 days for the three months ended June 30, 2006 from 2,437 days for the same period in 2005.

General and administrative expense

The $1.6 million increase in general and administrative expense for the three months ended June 30, 2006 as compared to the same period in 2005 was primarily due to $1.7 million of additional professional fees that we incurred as a public company including $1.1 million of consulting fees dealing with the re-engineering of certain of our business processes to better meet our business needs as we grow. General and administrative expense also includes salary and related costs, which decreased $1.2 million and other expenses which increased $1.1 million for three months ended June 30, 2006 compared to the same period in 2005.

Income from operations

The $7.2 million decrease in income from operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was attributable to a decrease in revenue and an increase in expenses. Depreciation and vessel expense increased due to an increase in the number of owned vessels, and voyage expense increased mainly due to higher fuel costs. For the same reasons, our operating margin decreased to 14.6% for the three months ended June 30, 2006 from 26.1% for the same period in 2005.

Interest expense

The 26.6% increase in interest expense for the three months ended June 30, 2006, as compared to the same period in 2005 was due to $34.7 million in additional long term mortgage borrowings drawn down subsequent to June 30, 2005 and an increase in interest rates.

Comparison of the six months ended June 30, 2005 and June 30, 2006

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$90,120	74.2	$93,128	75.9	$3,008	3.3
Time charter revenue	31,225	25.7	28,996	23.6	(2,229)	(7.1)
Other revenue	85	0.1	626	0.5	541
Total revenue	121,430	100.0	122,750	100.0	1,320	1.1

Voyage expense	36,322	29.9	41,908	34.1	5,586	15.4
Vessel expense	36,183	29.8	36,430	29.7	247	0.7
Depreciation and amortization	6,305	5.2	13,348	10.8	7,043	111.7
Management fees	2,566	2.1	-	-	(2,566)
General and administrative	6,471	5.3	12,367	10.1	5,896	91.1
Total operating expenses	87,847	72.3	104,053	84.7	16,206	18.4
Income from operations	33,583	27.7	18,697	15.3	(14,886)	(44.3)
Other (expenses) and income
Interest expense	(3,804)	(3.1)	(5,612)	(4.6)	(1,808)	47.5
Other income	172	0.1	602	0.5	430
Net income	$29,951	24.7	$13,687	11.2	$(16,264)	(54.3)

Voyage revenue

The increase in our voyage revenue for the six months ended June 30, 2006 as compared to the comparable period in 2005 was primarily due to an increase in revenue tons carried offset by a decrease in freight rates. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire and the freight rates.

Revenue tons carried for the six months ended June 30, 2006 as compared to the comparable period in 2005, increased 595,095 tons or 40.5% to 2,063,708 tons for the six months ended June 30, 2006 from 1,468,613 tons for the same period in 2005. Half of the increase in revenue tons carried is due to an increase in the number of vessels in our fleet, which resulted in a higher number of voyages and voyage days and the other half is due an increase in aggregates bulk cargo carried.

Freight rates for the six months ended June 30, 2006 as compared to the comparable period in 2005, decreased $16.23 per ton or 26.5% to $45.13 per ton in the first half of 2006 from $61.36 per ton for the same period of 2005. To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the six months ended June 30, 2006, and 2005, we had contracts of affreightment, expiring through the end of 2006 and early 2007, under which we carried approximately 826,000 and 197,000 revenue tons and generated $29.6 million and $12.7 million of voyage revenue, respectively. During the first six months of 2005 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China. Beginning in the second half of 2005, freight rates began to decline from the levels reached earlier in the year as demand declined.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo. Excluding this type of bulk cargo, of which we carried 316,619 tons and 16,515 tons for the six months ended June 30, 2006 and 2005, respectively, average freight rates would have been $51.32 per ton and $61.97 per ton for the six months ended June 30, 2006 and 2005, respectively.

The increase in weighted average number of vessels in the fleet, the days on hire, freight voyage days and days on hire, excluding vessels time chartered out, and the decrease in freight rates for the six months ended June 30, 2005 and 2006 are as follows:

	Six Months Ended June 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	18	22	4	22.2%
Freight voyage days (2)	3,152	3,897	745	23.6%
Days on hire (3)	3,333	4,325	992	29.8%
Freight Rates (4)
For all cargoes	$61.36	$45.13	$(16.23)	-26.5%
Excluding aggregates	$61.97	$51.32	$(10.65)	-17.2%

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.

The following table shows revenues attributed to our principal cargoes:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$37,799	41.9	$34,922	37.5	$(2,877)	(7.6)
Metal concentrates	14,420	16.0	13,435	14.4	(985)	(6.8)
Fertilizers	7,567	8.4	2,471	2.7	(5,096)	(67.3)
Other bulk cargo	22,996	25.5	25,085	26.9	2,089	9.1
Agricultural products	3,507	3.9	13,496	14.5	9,989	284.8
Automotive products	1,711	1.9	2,189	2.4	478	27.9
Other	2,120	2.4	1,530	1.6	(590)	(27.8)
Total voyage revenue	$90,120	100.0	$93,128	100.0	$3,008	3.3

Time charter revenue

Time charter revenue decreased 7.1% to $29.0 million for the six months ended June 30, 2006 from $31.2 million for the comparable period in 2005. As mentioned in components of revenue and expense , the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $5,523 per day or 29.2% to $13,412 for the six months ended June 30, 2006 from $18,935 for the comparable period in 2005. This decrease is primarily due to the current softness in the overall worldwide shipping markets. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the six months ended June 30, 2006 and 2005, we had 4 and 6 vessels, respectively, chartered-out under long term charters with average daily rates of $15,950 and $18,017, respectively, that made up $11.7 million and $18.9 million, respectively, of time charter revenue. At June 30, 2006, the time charters out expire through August 2007. The decrease in average charter rates was offset by an increase in the chartered vessel days, which increased 513 days or 31.1% to 2,162 for the six months ended June 30, 2006 days from 1,649 days for the same period in 2005. The increase in time charter days was a result of an increase in the number of vessels in our fleet and from our chartering out more vessels to better position our vessels to meet customer demands and to take advantage of time chartering opportunities on some voyages that did not have backhaul cargoes.

The increase in number of vessels time chartered out, time charter days and the decrease in daily charter rates for the six months ended June 30, 2005 and 2006 are as follows:

	Six Months Ended June 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	9	12	3	33.3%
Time Charter days (2)	1,649	2,162	513	31.1%
Daily charter hire rates (3)	$18,935	$13,412	$(5,523)	-29.2%
_________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of freight voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions. The following table shows the change in the number and composition of voyage days for the six months ended June 30, 2006 as compared to the same period in 2005.

	Six Months Ended June 30,
	2005	2006	Increase (Decrease)

Freight voyage days	3,152	3,897	745	23.6%
Time charter days	1,649	2,162	513	31.1%
Total voyage days	4,801	6,059	1,258	26.2%

The principal components of voyage expense were as follows:
	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$11,915	32.8	9.8	$18,193	43.4	14.8	$6,278	52.7	5.0
Commission expense	7,655	21.1	6.3	4,881	11.6	4.0	(2,774)	(36.2)	(2.3)
Port call expense	7,944	21.9	6.5	9,062	21.6	7.4	1,118	14.1	0.9
Stevedore and other
cargo-related expense	5,193	14.3	4.3	5,970	14.3	4.8	777	15.0	0.5
Miscellaneous voyage
expense	3,615	9.9	3.0	3,802	9.1	3.1	187	5.2	0.1
Voyage expense	$36,322	100.0	29.9	$41,908	100.0	34.1	$5,586	15.4	4.2

Voyage expense increased 15.4% for the six months ended June 30, 2006 as compared to the same period in 2005. The increase was due to an increase in fuel expense, port call expense, stevedore and other cargo related expense, offset by a decrease in commission expense. The 4.2% increase in voyage expense as a percentage of revenue, to 34.1% of revenue for the six months ended June 30, 2006 from 29.9% of revenue for the comparable period in 2005, was primarily due to the increase in fuel expense, which could not be fully recovered from our customers.

The 52.7% increase in fuel expense was due to both an increase in the average price per metric ton ("MT") and consumption. For the six months ended June 30, 2006, the average price per MT and consumption increased to $352 per MT and 51,677 MT, respectively, from $245 per MT and 48,509 MT for the same period in 2005. The increase in consumption was primarily due to an increase in the number of voyage days during the second quarter of 2006, which increased to 3,897 days for the six months ended June 30, 2006 from 3,152 days for the same period in 2005.

The 36.2% decrease in commission expense for the six months ended June 30, 2006 as compared to the same period in 2005 was due to the elimination of commssions paid to TBS Shipping Services Inc (“Services”) when Services became part of our consoldiation in June 2005, after we acquired it.

The 14.1% increase in port call expense was primarily due to the increased number of port days which increased to 1,971 days for the six months ended June 30, 2006, from 1,454 days for the same period in 2005. The number of port calls made during the six months ended June 30, 2006 and 2005 was constant at 418 and 417 port calls, respectively.

Stevedore and other cargo-related expense for the six months ended June 30, 2006 increased as compared to the same period in 2005. Stevedore and other cargo-related expense fluctuate based on the shipping terms that cargo is booked under and cargo volumes. An increase in cargo volumes accounted for much of the increase in expense. Cargo volumes increased to 2,063,708 revenue tons for the six months ended June 30, 2006, from 1,468,613 revenue tons for the same period in 2005. For analysis purposes, we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms, which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of "free-in free-out" and "full liner" terms.. For the six months ended June 30, 2006, revenues from cargo booked under "free-in free-out" terms decreased $1.3 million to $57.5 million for six months ended June 30, 2006 from $58.8 million for the same period in 2005. The decrease in cargo booked under "free-in free-out" terms, added to the increase in stevedore and other cargo-related expense.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$17,372	48.0	$10,979	30.1	$(6,393)	(36.8)
Owned vessel expense	16,310	45.1	23,667	65.0	7,357	45.1
Space charter expense	2,501	6.9	1,784	4.9	(717)	(28.7)
Vessel expense	$36,183	100.0	$36,430	100.0	$247	0.7

Vessel expense for the six months ended June 30, 2006 as compared to the same period in 2005, increased slightly. Specific expense categories varied due to a change in the composition of our fleet. For the six months ended June 30, 2006, our fleet averaged 31 owned vessels as compared to an average of 21 owned vessels for the same period in 2005. As we increase the number of owned vessels, our demand for chartered-in vessels decreases.

The 36.8% decrease in chartered-in vessel expenses for the six months ended June 30, 2006 as compared to the same period in 2005 resulted from our chartering-in vessels for 290 fewer vessel days for the six months ended June 30, 2006. We chartered-in vessels for 713 days for the six months ended June 30, 2006 as compared to 1,003 days for the same period in 2005. A decrease in the average charter-in rate per day, which decreased $1,925 per day, or 11.1%, to $15,398 per day for the six months ended June 30, 2006 from $17,323 per day for the same period in 2005 also added to the decrease in chartered-in vessel expense.

The 45.1% increase in owned vessel expense for the six months ended June 30, 2006 as compared to the same period in 2005 was due to a change in the composition of our fleet. The increase in average owned vessels translated to a 42.5% or 1,692 day increase in vessel days to 5,671 days for the six months ended June 30, 2006 from 3,979 days for the same period in 2005. Operating expense day rates were increased to $4,173 per day from $4,099 per day for the six months ended June 30, 2006 and 2005, respectively.

The 0.1% decrease in vessel expense as a percentage of revenue from 29.8% as a percentage of revenue for the six months ended June 30, 2006, as compared to 29.7% as a percentage of revenue for the same period in 2005 was primarily due to an increase in revenue of $1.3 million.

Depreciation and amortization

The $7.0 million increase in depreciation and amortization expense was mainly due to the growth of our controlled fleet, which increased to an average of 31 vessels for the six months ended June 30, 2006, from an average of 22 vessels for the same period in 2005 and additional depreciation and amortization expense on vessel capital improvements incurred to insure the operating efficiency of the vessels through their remaining useful life.

Management fees

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. During 2006, while we continued to pay management fees, the fees were eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses. Management fees paid during the six months ended June 30, 2005, prior to our acquisitions of these service companies, are included as management fees.

Technical management fee expense was $2.3 million for the six months ended June 30, 2006, prior to the elimination in consolidation, as compared to $1.5 million for the same period in 2005. The increase was due to an increase in the average number of vessels under management, which increased to an average of 31 vessels for the six months ended June 30, 2006, from an average of 21 vessels for the same period in 2005. At June 30, 2006 and 2005, there were 32 and 27 vessels, respectively, under management.

Operational management fee expense was $1.7 million for the six months ended June 30, 2006, prior to the elimination in consolidation, as compared to $1.3 million for the same period in 2005. Management fees are based on voyage days, which increased 1,258 days or 20.8% to 6,059 days for the six months ended June 30, 2006 from 4,801 days for the same period in 2005.

General and administrative expense

The $5.9 million increase in general and administrative expense for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily due to $2.5 million of additional professional fees that we incurred as a public company including consulting fees dealing with the re-engineering of certain of our business processes to better meet our business needs as we grow. Other costs included in general and administrative expenses were salary and related costs that increased $1.9 million (see below for a further explanation), travel costs that increased $0.8 million and other and miscellaneous expenses which increased $0.7 million for six months ended June 30, 2006 compared to the same period in 2005.

        Salary and related costs for the six months ended June 30, 2006 includes a full six months of payroll costs; however, salary and related costs for the six months ended June 30, 2005 includes payroll costs only from the date of our acquisition of Roymar and TBS Shipping Services in late June 2005. The increase in payroll and related costs is due to the acquisition of Roymar and TBS Shipping Services, which was partially offset by a one time bonus of $2.2 million paid in June 2005 to our chief financial officer and one time share grants to our employees and related payroll taxes of $1.9 million made in connection with our initial public offering. Prior to our acquisition of Roymar and TBS Shipping Services, we were charged management fees and commissions. Accordingly, these costs were reflected as management fees and as commissions included in voyage expense and not as payroll costs.

Income from operations

The $14.9 million decrease in income from operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, was mainly attributable to an increase in voyage expense, specifically fuel costs, depreciation and general and administration expense reduced by a decrease in management fees and commissions. As discussed above, due to our acquisition of Roymar and TBS Shipping Services in late June 2005, management and commissions charges are eliminated in the consolidation of our financial statements and the related costs are reflected in general and administrative expense. The net increase in expenses was partially offset by an increase in revenue. For the same reasons, our operating margin decreased to 15.3% for the six months ended June 30, 2006 from 27.7% for the same period in 2005.

Interest expense

The 47.4% increase in interest expense for the six months ended June 30, 2006, as compared to the same period in 2005 was due to $34.7 million in additional long term mortgage borrowings drawn down subsequent to June 30, 2005 and an increase in interest rates.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, long-term bank borrowings and capital lease obligations. Our principal uses of funds were capital expenditures to establish and grow our fleet and maintain the quality of our ships and keep us in compliance with international shipping standards and regulations, fund working capital requirements and make interest and principal repayments on outstanding loan facilities and capital lease obligations.

Our practice has been to acquire ships using a combination of funds from operating cash flows, debt secured by mortgages on our ships and long-term capital lease arrangements. We expect to use our operating cash flows, not otherwise committed to the payment of interest and principal on outstanding debt and borrowings to fund vessel acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

At June 30, 2006, we had negative working capital of $17.7 million, due primarily to recent vessel acquisitions made during 2006 and the end of 2005. It is our practice to fund vessel acquisitions through working capital, which we subsequently replenish with long-term debt secured by a mortgage for typically 60% of the vessel cost. The vessel Aztec Maiden was purchased in May 2006 for $8.1 million and the vessels Nyack Princess and Sioux Maiden were purchased in early November 2005 for $10.0 million and $17.5 million, respectively. The vessel acquisitions were funded solely with our working capital, which is being replenished with the new credit facility we entered into in July 2006.

On July 31, 2006, we entered into a $140.0 million credit facility with a syndicate of commercial lenders (“Credit Facility”) led by Bank of America. The Credit Facility is composed of a $65.0 million revolving credit facility and a $75.0 million term loan facility. Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG and Bank of America. Pursuant to the Credit Facility, the Company made a drawdown on the term loan of $75.0 million and an initial drawdown of $10.0 million on the revolving credit facility to repay $80.4 million outstanding under term loans with the Existing Lenders and cover costs associated with the refinancing. The Credit Facility provides a four-year self-amortizing term loan with quarterly principal payments due of approximately $4.7 million beginning September. The non-amortizing revolving loan is due July 2010. The new credit facility increases our borrowing capacity enabling us to execute our growth strategy, provides us with better terms and simplifies the administration of our debt, as we now consolidate into a single facility the majority of our existing indebtedness incurred under several facilities. We believe that our current cash balance, as well as, operating cash flows and available borrowings under our new credit facility will be sufficient to meet our liquidity needs for the next twelve months.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2005 and June 30, 2006 were $27.2 million and $11.7 million, respectively. The decrease in cash and cash equivalents was the result of $25.6 million in net cash provided by operating activities offset by $22.4 million in net cash used in investing activities and $18.7 million in net cash used in financing activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2006, we acquired one vessel. We paid $21.9 million during the six months for vessel acquisition and capital improvements. This included $8.1 million for the vessel Kibishio Maru (renamed the Aztec Maiden), $3.6 million for take over costs incurred in connection with recent vessel acquisitions, $8.9 million for vessel capital improvements and $2.1 million for the purchase of other assets, such as equipment which enables self-loading and discharging (“Grabs”) and computer equipment for the vessels. In addition, we made an investment and loans to a joint venture with GMT Shipping Line Ltd. totaling $0.5 million.

During the six months ended June 30, 2005, we acquired nine vessels, excluding the Rockaway Belle on which we exercised our purchase option. We paid $111.1 million during the six months, of which $98.6 million was paid upon delivery of vessels, $9.9 million was paid for take over costs incurred in connection with the acquisition of the vessels and $2.6 million was paid for vessel capital improvements. In addition, we made a deposit of $1.6 million for the Biloxi Belle. In connection with our initial public offering we purchased all the stock of TBS Shipping Services and Roymar for $6.7 million, which represents the purchase price of $7.5 million less net cash acquired of $0.8 million. Lastly, we paid a $750,000 security deposit in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon).

Cash Flows from Financing Activities

For the six months ended June 30, 2006 net cash used in financing activities was $17.2 million of debt repayment and $1.5 million of repayments of obligations under capital leases.

For the six months ended June 30, 2005 net cash provided by financing activities was $106.5 million consisting of: $61.9 million of net proceeds from the issuance of Class A common shares in our initial public offering and $60.3 million of long-term bank borrowings to finance the purchase of vessels, reduced by $11.2 million of debt repayment and $4.3 million of repayments of obligations under capital leases. The $4.3 million includes the payment of the purchase option of $2.5 million under the capital lease for the Rockaway Belle. We borrowed $12.0 million, on a temporary basis, under our revolving credit facility on June 17, 2005 to fund our working capital. We used a portion of the net proceeds of our public offering to repay these borrowings.

Charter Hire Receivables

Our gross charter hire receivables balance at June 30, 2006 and December 31, 2005 was $17.3 million ($16.8 million net of allowance for doubtful accounts) and $26.2 million ($25.5 million net of allowance for doubtful accounts), respectively. The decrease in receivables was due principally to the collection of several larger than usual outstanding receivables at December 31, 2005, including the receivable from Military Sealift Command of $2.2 million and a decrease in outstanding charter hire receivables related to the timing of the voyages in progress as of December 31, 2005 compared to June 30, 2006.

In accordance with our reserve policy, we take a percentage of outstanding receivables, based on prior years' experience, as a general reserve — usually between 2% and 3% of the receivables balance. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. At June 30, 2006, our general reserve totaled $0.5 million with no additional reserves. At December 31, 2005, our general reserve and additional reserves totaled $0.6 million and $0.1 million, respectively.

Fuel and Other Inventories

The fuel and other inventory at June 30, 2006 decreased $0.9 million from the December 31, 2005 balance. Approximately $1.1 million of the decrease was due to lower quantities of fuel on board the vessels at June 30, 2006. The change in fuel quantities resulted principally from the timing of vessel refueling and from less vessels having on-board fuel included in inventory. Vessels included in inventory decreased to 21 vessels as of June 30, 2006, compared to 24 vessels as of December 31, 2005, as more vessels were time chartered out. The decrease in fuel because of the decrease in quantities was offset by an increase of approximately $0.5 million due to higher fuel prices, which increased to a combined average of $391 per metric ton for industrial fuel oil/marine diesel oil (“IFO/MDO”) at June 30, 2006 from a combined average price of $352 per metric ton for IFO/MDO at December 31, 2005. The decrease in fuel inventory at June 30, 2006 was offset by an increase of $0.3 million in lubricating oil on board the vessels at June 30, 2006, which results principally from the timing of deliveries to the vessel.

Other Commitments

Our contractual obligations as of June 30, 2006 are shown in the following table:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	88,550	30,193	43,965	14,392	-
Capital lease obligations	23,226	3,855	19,371	-	-
Operating Lease obligations	5,635	5,189	446	-	-

Total contractual cash obligations	$117,411	$39,237	$63,782	$14,392	$-

(1)
As of June 30, 2006, we had $88.6 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, consisting of $12.8 million under the $22.5 million credit facility with a group of lenders led by GMAC Commercial Finance LLC, $7.9 million under the $15.0 million credit facility with Merrill Lynch Business Financial Services, Inc., $5.9 million under the $7.2 million credit facility with the Royal Bank of Scotland plc, $30.0 million under the $45.0 million credit facility with AIG Commercial Equipment Finance, Inc, $18.8 million under the $25.0 million credit facility with Bank of America and $13.2 million under the new $17.5 million credit facility with Merrill Lynch Business Financial Services.

On December 15, 2005, the Merrill Lynch credit facility was amended removing the requirement for us to maintain positive working capital. In addition, the credit facility agreement requires minimum collateral coverage and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the acquired vessels falls below 160% of the outstanding loan balances. As required by the credit facility, we prepaid approximately $2.3 million during the first quarter of 2006. At December 31, 2005, we did not meet specified EBITDA to debt ratios required under the AIG and Bank of America credit facilities. We obtained a waiver from AIG, dated December 31, 2005, to waive the covenant violation as of December 31, 2005. AIG has also agreed to reduce the required EBITDA to debt service ratio from 2.0 to 1.0 to 1.6 to 1.0 at June 30, 2006, September 30, 2006 and December 31, 2006, after which it will revert to the original ratio requirement. On March 3, 2006, the Bank of America agreed to waive the EBITDA to debt service ratio requirement for the quarter ended December 31, 2005, and to amend the credit facility agreement to change the method used in calculating the EBITDA to debt service ratio.

At June 30, 2006, the Company was not in compliance with the covenants required by the GMAC Commercial Finance LLC, the AIG Commercial Equipment Finance, Inc, facility and the Bank of America facility, See Note 8 - Financing. On July 31, 2006, we entered into a $140.0 million credit facility with a syndicate of commercial lenders (“Credit Facility”). Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG, and Bank of America, See Note 15- - Financing.

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

Significant Related Party Transactions

Pursuant to agency agreements, our operations have been planned, executed and supervised by TBS Shipping Services, Roymar and TBS Commercial Group and its subsidiaries in exchange for fees and commissions paid by us to such entities. Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively and beneficially own approximately 64.3% of our issued and outstanding common shares. Each of these individuals is also a principal of, and together control, TBS Commercial Group. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce had been principals of and together controlled TBS Shipping Services and Roymar prior to our acquisition of these companies in June 2005. See Note - 3 Acquisition of TBS Shipping Services and Roymar in the consolidated financial statements. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.

We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly or partly-owned direct or indirect subsidiaries of TBS Commercial Group. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees to the agents, which are based on market rates, for attending vessels while in port. For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, we paid TBS Commercial Group $1.5 million, 1.7 million, $ 3.2 million and $ 3.1 million, respectively.

Globe Maritime Limited (“Globe”), owned by James W. Bayley, acted as our chartering broker and charged commissions for arranging charters through December 31, 2005. Globe Maritime Limited will continue acting as our broker on the sale and purchase of vessels for which it will earn a commission. Commissions paid to Globe are based upon market rates. For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, we paid Globe Maritime $16,374, $81,000, $32,922 and $81,000, respectively. The commission of $81,000 paid during the second quarter of 2006 related to our acquisition of the Kibishio Maru (renamed Aztec Maiden) for which we entered into a memorandum of agreement at the end of 2005.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce. For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, we paid Mr. Royce $60,000, $60,000, $120,000, and $120,000, respectively. Lease payments of $240,000 per year are required under the lease.

Mr. Blatte, who became an officer of the Company in March 2005, provided and was paid for legal and consulting services to the Company and its affiliates prior to him becoming an officer. For the three months and six months ended June 30, 2005, the Company paid Mr. Blatte $188,348 and $369,023 for legal services respectively. During the six months ended June 30, 2005, TBS Shipping Services Inc. made payments totaling $150,000 to Mr. Blatte for legal services. Effective January 1, 2006, Mr. Blatte retired as a lawyer and did not perform any legal services for the Company or its affiliates.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the company beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ("APB") No. 20 "Accounting Changes,", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS No. 123R revises previously issued SFAS 123 "Accounting for Stock-Based Compensation," supersedes APB No. 25 "Accounting for Stock Issued to Employees, ", and amends SFAS Statement No. 95 "Statement of Cash Flows." SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R result in the same amount of compensation expense recognized. See Note 10 - Stock Plan.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At June 30, 2006, we had $80.7 million of floating rate debt with margins over the LIBOR rate ranging from 1.5% to 3.7% compared to $96.1 million of floating rate debt as of December 31, 2005. As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the six months ending June 30, 2006 by approximately $403,000 based upon our debt level at June 30, 2006.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 9.7% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At June 30, 2006, approximately 7.4% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's current disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

In connection with the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon) in November 2004, from Rifino Shipping Company Limited, a Cyprus corporation, which delivered January 18, 2005, we initiated a claim January 25, 2005, seeking damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London in accordance with the British Arbitration Acts of 1950 and 1979. The Company, through its subsidiary, had an associated vessel owned by a company related to the seller arrested to secure its claim. The vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel. We paid $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs, as required under English law. On August 17, 2005, legal counsel obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006 and we are awaiting the decision of the Arbitrator.

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

Item 2. Changes in Securities, Use of Proceeds and Issuers Purchase of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual General Meeting of Shareholders on June 20, 2006. The shareholders (1) re-elected directors Joseph E. Royce, Gregg L. McNelis, Randy E. Day, Peter S. Shaerf, and William P. Harrington; (2) reappointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2007 Annual General Meeting.

The following table sets forth the votes cast at the Annual General Meeting of Shareholders on June 20, 2006, with respect to each of the matters described above. Votes below reflect the votes cast by Class A Common Shareholders, which are entitled to one vote for each share, and Class B Common Shareholders which are entitle to one-half vote for each share.

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
Re-election of Joseph E. Royce	19,675,564	14,700	0	0
Re-election of Gregg L. McNelis	19,675,564	14,700	0	0
Re-election of Randy E. Day	19,675,564	14,700	0	0
Re-election of Peter S. Shaerf	19,673,164	17,100	0	0
Re-election of William P. Harrington	19,673,164	17,100	0	0
Reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2007 Annual General Meeting.	19,640,641	19,102	0	30,519

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Form of Memorandum of Association*

31.2	Bye-laws *

31.1**	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

__________

*	Incorporated by reference. Filed March 7, 2005 in Registration Statement No.333-123157

**	Filed herewith.

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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August  2006.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer