Form 10-Q
period 2006-09-30
TBS INTERNATIONAL LTD
filed 2006-11-08
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer") in Rule 12b-2 of the Act).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 1, 2006, the registrant had outstanding 14,319,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,157,681	$15,732,261
Charter hire receivable, net of allowance of $694,214 in 2005 and
$468,546 in 2006	25,548,113	16,351,109
Claims receivable	457,087	2,160,144
Due from agents	570,763	1,598,334
Other receivables	398,246	1,023,941
Fuel and other inventories	7,635,432	7,520,711
Prepaid expenses	2,186,500	2,244,957
Advances to affiliates	9,841	114,162
Total current assets	63,963,663	46,745,619
Restricted cash	532,500	-
Deposit for vessel purchases		9,020,000
Vessels, net of accumulated depreciation of $42,420,572
in 2005 and $58,781,872 in 2006	266,930,678	268,990,898
Other fixed assets, net of accumulated amortization of $917,299
in 2005 and $1,585,157 in 2006	2,589,232	5,376,357
Deferred financing charge,net		2,597,011
Goodwill	8,425,935	8,425,935
Investment in joint venture	-	591,675
Total assets	$342,442,008	$341,747,495

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$31,458,053	$19,770,000
Obligations under capital lease, current portion	3,348,340	3,969,401
Accounts payable	4,726,588	4,554,885
Accrued expenses	25,958,807	20,299,229
Voyages in progress	2,118,901	1,614,480
Advances from affiliates	1,408,658	243,998
Total current liabilities	69,019,347	50,451,993

Debt, long-term portion	74,279,409	71,976,533
Obligations under capital lease, net of current portion	21,354,681	18,334,440
Total liabilities	164,653,437	140,762,966

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, New Class A, $.01 par value, 75,000,000
authorized, 14,319,996 shares issued and outstanding	142,905	143,200
Common shares, New Class B, $.01 par value, 30,000,0000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	87,585,744	87,880,449
Retained earnings	89,905,130	112,806,088
Total shareholders' equity	177,788,571	200,984,529
Total liabilities and shareholders' equity	$342,442,008	$341,747,495

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenue
Voyage revenue	$39,243,430	$47,880,324	$129,363,294	$141,007,993
Time charter revenue	19,262,340	16,914,474	50,486,985	45,910,831
Other revenue	513,020	606,928	598,276	1,232,527
Total revenue	59,018,790	65,401,726	180,448,555	188,151,351
Operating expenses
Voyage	17,539,870	21,857,064	53,861,763	63,764,712
Vessel	16,063,285	16,324,322	52,246,517	52,754,283
Depreciation and amortization of vessels
and other fixed assets	5,486,438	7,211,259	11,791,899	20,559,579
Management fees	58,635	-	2,624,391	-
General and administrative	5,015,531	6,882,792	11,486,014	19,249,641
Gain from sale of vessel	-	(2,179,820)	-	(2,179,820)
Total operating expenses	44,163,759	50,095,617	132,010,584	154,148,395

Income from operations	14,855,031	15,306,109	48,437,971	34,002,956

Other (expenses) and income
Interest expense	(2,817,468)	(6,290,500)	(6,621,532)	(11,902,643)
Other income	239,227	198,478	411,148	800,645
Total other expenses, net	(2,578,241)	(6,092,022)	(6,210,384)	(11,101,998)

Net income	12,276,790	9,214,087	42,227,587	22,900,958

Amount allocated to participating preferred shareholders	-	-	(6,092,408)	-

Net income available for common shareholders	$12,276,790	$9,214,087	$36,135,179	$22,900,958

Earnings per share
Net income per common share
Basic	$0.44	$0.33	$1.82	$0.82
Diluted	$0.44	$0.33	$1.57	$0.82
Weighted average common shares outstanding
Basic	27,983,829	28,013,310	19,809,880	27,993,968
Diluted	28,088,329	28,088,310	23,037,937	28,088,310

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2005	2006

Cash flows from operating activities
Net income	$42,227,587	$22,900,958
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of vessel	-	(2,179,820)
Depreciation and amortization	11,791,899	20,559,579
Amortization and write-off of deferred financing costs		1,989,881
Non cash stock based compensation	1,069,000	210,000
Income in joint venture	-	(32,828)
Changes in operating assets and liabilities
Decrease in charter hire receivable	1,213,625	9,197,004
(Increase) in claims receivable	(230,091)	(1,703,057)
(Increase) in due from agents	(274,621)	(1,027,571)
Decrease (increase) in other receivables	53,383	(684,542)
(Increase) decrease in fuel and other inventories	(2,348,657)	114,721
Decrease (increase) in prepaid expenses	1,336,094	(58,457)
(Decrease) in accounts payable	(900,922)	(171,703)
Increase (decrease) in accrued expenses	3,331,659	(5,528,978)
(Decrease) in voyages in progress	(1,308,702)	(504,421)
(Decrease) in advances from/to affiliates, net	(2,397,293)	(1,268,981)
Net cash provided by operating activities	53,562,961	41,811,785

Cash flows from investing activities
Proceeds on sale of vessel	-	3,160,500
Vessels acquisition/capital improvement costs	(143,735,228)	(28,191,621)
Deposits for vessel purchases	(1,850,000)	(9,020,000)
Restricted cash for litigation / reclassification to other receivables	(532,500)	532,500
Payment for purchase of TBS Shipping Services Inc and Roymar Ship
Management Inc., net of cash acquired of $801,594	(7,289,895)	-
Investment in joint venture	-	(500,000)
Net cash used in investing activities	(153,407,623)	(34,018,621)

Cash flows from financing activities
Dividends paid	(150,000)	-
Proceeds on sale of TBS International Limited shares owned by subsidiaries	795,336	-
Proceeds from issuance of shares in initial public offering and exercise of
series A warrants, net of offering costs	60,841,169	-
Repayment of debt principal	(20,805,260)	(107,965,462)
Proceeds from debt	77,500,000	93,974,533
Payment of deferred financing costs	-	(2,828,475)
Proceeds from revolving debt facility	12,000,000	-
Repayment of revolving debt facility	(12,000,000)	-
Reduction of obligations under capital leases	(4,987,438)	(2,399,180)
Net cash provided by (used in) financing activities	113,193,807	(19,218,584)

Net increase (decrease) in cash and cash equivalents	13,349,145	(11,425,420)
Cash and cash equivalents beginning of period	21,674,204	27,157,681

Cash and cash equivalents end of period	$35,023,349	$15,732,261

Supplemental cash flow information
Interest paid	$5,848,391	$7,668,126

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

					Additional
	Common Shares		Warrants		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2005	27,694,957	$276,950	288,853	$20,747	$87,585,744	$89,905,130	$177,788,571

Shares issued under Incentive Stock Plan	29,500	295			294,705		295,000

Net income						22,900,958	22,900,958

Balance at September 30, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$112,806,088	$200,984,529

Note 1 — Basis of Presentation

TBS International Limited (the "Company" or "we") is a fully integrated ocean transportation services company that offers worldwide shipping solutions through liner, parcel and bulk services, and vessel chartering. Substantially all owned corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Note 2 — New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of determining the impact, if any, that SAB 108 may have on our consolidated financial statements; however, we do not believe that the impact of the application of this guidance will be material.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The accounting provisions of SFAS 157 are effective for the Company beginning on January 1, 2008. We are in the process of evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

On September 8, 2006, the FASB issued a FASB Staff Position (“FSP”) which addressed the accounting for planned major maintenance activities. This FSP amends certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"), which is the principal source of guidance on the accounting for planned major maintenance and is relevant to both the aviation and maritime industries. The Airline Guide, prior to the amendment, permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). We currently use the accrual method to account for planned major maintenance. Under this method, we estimate the cost of a future dry-docking and accrue the monthly cost over the period through the date of the dry-docking. The new FSP would prohibit the use of the accrual method. We are in the process of determining the retrospective effect on our consolidated financial statements of the change to the deferral method. Under the deferral method of accounting for dry-docking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next dry-docking. The amended guidance in the FSP will apply to the Company beginning on January 1, 2007, although earlier adoption is encouraged.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises previously issued SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R results in the same amount of compensation expense recognized. See Note 10 - Stock Plan.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

Description	December 31, 2005	September 30, 2006

Fuel	$5,970,795	$5,513,703
Lubricating oil	1,153,277	1,656,604
Other	511,360	350,404

TOTALS	$7,635,432	$7,520,711

Note 4 — Vessel Acquisitions/Sales

On May 2, 2006, the Company acquired the multipurpose tweendecker Kibishio Maru, which was renamed Aztec Maiden, for $8.1 million. On August 30, 2006, the Company entered into agreements, through two wholly owned subsidiaries to acquire the bulk carrier Clipper Flamingo for $23.1 million and the bulk carrier Clipper Frontier for $22.0 million.  Both vessels are expected to be delivered in November 2006.

On August 8, 2006, TBS International Limited, through a wholly owned subsidiary, agreed to sell the Dakota Belle for $3.2 million. The vessel was delivered on September 27, 2006 and resulted in a gain on sale of $2.2 million.

Note 5 — Advances to/from Affiliates

Advances to/from affiliates, which are entities related to us through common shareholders, are non-interest-bearing, due on demand and expected to be collected or paid in the ordinary course of business, generally within the year. The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees. Advances from affiliates originated primarily from amounts due to affiliates for management fees, commissions and consulting fees earned.

Note 6 — Accrued Expenses

Accrued expenses consist of the following:

Description	December 31, 2005	September 30, 2006

Drydock	$4,189,594	$5,852,225
Voyage and vessel expenses	17,695,881	12,296,018
Payroll and related costs	2,554,445	1,494,300
Commissions	967,745	189,500
Cargo claims	369,999	185,999
Other expenses	181,143	281,187

Total	$25,958,807	$20,299,229

The drydocking expense for the three months ended September 30, 2005 and 2006 was $996,664, and $970,767, respectively. The drydocking expense for the nine months ended September 30, 2005 and 2006 was $2,580,783 and $3,182,783, respectively.

Note 7 — Financing

The Company's outstanding debt balances were as follows:

	Interest Rate at September 30, 2006	December 31, 2005	September 30, 2006

Bank of America - term credit facility,
expires July 30, 2010	7.68%	$-	$70,312,500

Bank of America - revolving credit facility,
expires July 30, 2010	7.58%	-	15,814,033

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	6.94%	6,385,000	5,620,000

AIG credit facility loan		35,180,209	-

Bank of America credit facility loan		21,875,000	-

GMAC credit facility loan		15,156,250	-

Merrill Lynch credit facility loan		17,500,000	-
Merrill Lynch credit facility loan		9,641,003	-

Debt balance		$105,737,462	$91,746,533

The repayment of debt over the next five years and thereafter is as follows:

2006 (October 1, 2006 - December 31, 2006)	$4,942,500
2007	19,770,000
2008	19,770,000
2009	19,770,000
2010	27,494,033
Thereafter	-
$91,746,533

Bank of America Credit Facility

On July 31, 2006, the Company, through its subsidiaries, entered into a $140.0 million credit facility (the "Credit Facility") with a syndicate of commercial lenders led by Bank of America. The Credit Facility is composed of a $75.0 million term loan facility ("Term Credit Facility") and a $65.0 million revolving credit facility ("Revolving Credit Facility"). Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG and Bank of America ("Existing Lenders").

Pursuant to the Credit Facility, the Company made a full drawdown on the term credit facility of $75.0 million and an initial drawdown of $10.0 million on the revolving credit facility to repay $80.9 million of outstanding principal and interest due on the loans with the Existing Lenders and $4.1 million to cover costs associated with the refinancing.

The Term Credit Facility provides a four-year self-amortizing term loan with quarterly principal payments of approximately $4.7 million beginning September 2006. The non-amortizing Revolving Credit Facility is due in July 2010. Interest on the Credit Facility is at the 30-day, 60-day or 90-day Eurodollar LIBOR rate, as selected by the Company, plus a margin rate based on the Company’s consolidated leverage ratio. The margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%. The initial margin rate is 2.25% and becomes adjustable after December 31, 2006 and on or before March 31, 2007. In connection with the Credit Facility, the Company incurred deferred financing costs of $2.8 million in July 2006 that will be amortized over the term of the facility.

The Credit Facility is collateralized by, among other things, 24 of the Company’s vessels with a net book value at September 30, 2006 of $228.0 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels. Each subsidiary of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The credit facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. The Company is also required to maintain minimum cash and cash equivalent balances and collateral coverage. At September 30, 2006, the Company was in compliance with all covenants.

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

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The outstanding credit facility balance of $29.0 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the AIG credit facility was at the 90-Day LIBOR rate plus 3.15%. In connection with the early repayment of the AIG credit facility, the Company paid $0.8 million early repayment fees and wrote off to interest expense unamortized debt finance costs of $0.3 million.

Bank of America Credit Facility

The credit facility with Bank of America was initially for $25.0 million. The outstanding credit facility balance of $18.8 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the original Bank of America credit facility was at adjusted LIBOR plus 2.75%. In connection with the early repayment of the original Bank of America credit facility, the Company wrote off to interest expense unamortized debt finance costs of $0.4 million.

GMAC Credit Facility

The credit facility with GMAC was for the original amount of $22.5 million. The outstanding credit facility balance of $12.3 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the GMAC credit facility was at "Adjusted 30-Day LIBOR," as defined in the loan agreement, plus 3.75%. In connection with the early repayment of the GMAC credit facility, the Company paid $0.3 million in early repayment fees and wrote off to interest expense unamortized debt finance costs of $0.3 million.

Merrill Lynch Credit Facilities

The Company had two credit facilities with Merrill Lynch for the original amounts of $15.0 million and $17.5 million. On July 31, 2006, the outstanding balances on the credit facilities, aggregating $20.3 million, were repaid from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on the $15.0 million Merrill Lynch credit facility was at 7.654% and on the $17.5 million credit facility was at LIBOR plus 2.5%. In connection with the early repayment of the Merrill Lynch credit facilities, the Company paid $1.0 million early repayment fees and wrote off to interest expense unamortized debt finance costs of $0.3 million.

Citibank Revolving Credit Facility

The Company’s $12.0 million revolving credit facility with Citibank, N.A. commenced on June 17, 2005 (date of first borrowing), and expired on May 31, 2006.

A new revolving credit facility with a syndicate of commercial lenders lead by Bank of America for $65.0 million was entered into on July 31, 2006.

Note 8 — Equity Transactions

Preference Shares

On February 7, 2001, the Company issued 1.0 million mandatorily redeemable preference shares at a fair value of $10 per share, for an aggregate fair value of $10.0 million at the date of issuance. Such shares provided a 7% per annum dividend, payable on a quarterly basis. The Company paid a total of 12 quarterly dividend payments "in-kind." In-kind dividend payments were added to the recorded value of the mandatorily redeemable preference shares with an offset to additional paid-in capital.

On March 30, 2004, the Company amended the mandatorily redeemable preference shares to eliminate the mandatory redemption provisions, remove the payment of dividends, establish a semi-annual 15 cents-per-share dividend and permit the conversion, at the option of the holder, of each preference share to two old Class C common shares.

On June 29, 2005, in connection with the Company's initial public offering, the holders of the Company's convertible preference shares exercised their right to convert their 1,000,000 issued and outstanding convertible preference shares into 2,000,000 old Class C common shares. Conversion of the preference shares into old Class C common shares constituted payment in full of the preference shares.

Other Equity Transactions

On June 29, 2005, in connection with the Company's initial public offering, the Company adopted new corporate bye-laws which resulted in the consolidation and redesignation of shares. The Company redesignated its 1,500,000 old Class A, 1,500,000 old Class B and 3,000,000 old Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, respectively, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and redesignated the Company's outstanding old Class A (600,000 shares), old Class B (600,000 shares) and old Class C common (1,200,000 shares) shares as 2,400,000 new Class B common shares. Concurrent with the consolidation and redesignation of common shares, the Company issued 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding.

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

The holders of Class A common shares can convert their Class A common shares into Class B common shares, and the holders of Class B common shares can convert their Class B common shares into Class A common shares at any time. Further, the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not (i) cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code, or (ii) cause the Class A common shares to cease to be regularly traded on an established securities market for purposes of Section 883 of the Internal Revenue Code.

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

At September 30, 2006, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 9 — 2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares. The incentive plan became effective on the date of the Company’s initial public offering, at which time the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its Executive Vice President and Chief Financial Officer ("CFO"), 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping Services, vesting immediately, and 4,500 restricted Class A common shares, vesting one year after issuance, to its independent directors. The weighted average grant date fair value per share was $10. The Company’s consolidated financial statements for the three and nine months ended September 30, 2006, include compensation costs of $62,500 and $210,000, respectively, of amortized compensation costs related to restricted shares granted to our CFO. The Company’s consolidated financial statements for the three months ended September 30, 2005, include compensation costs of $62,500 for our CFO. The Company’s consolidated financial statements for the nine months ended September 30, 2005 include compensation costs of $1.9 million for restricted shares issued to employees of our subsidiaries Roymar and TBS Shipping Services under the Equity Incentive Plan, as well as associated federal, state and local employment taxes and withholding taxes paid by Roymar and TBS Shipping Services and $62,500 of amortized compensation costs for our CFO.

At September 30, 2006, there was $687,250 of unamortized compensation costs related to non-vested restricted shares awarded to our CFO, and the remaining weighted average vesting period over which cost is expected to be recognized is 2.75 years. The Company’s consolidated financial statements for the nine months ended September 30, 2006, include compensation costs of $22,500, for our independent directors. There was no amortized compensation cost for the three months ended September 30, 2006 related to restricted shares granted to the independent directors. On June 29, 2006 in connection with the vesting of the above mentioned share grants, 25,000 Class A common shares were issued to our CFO, and 4,500 Class A common shares were issued to the independent directors.

Note 10 — Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share," the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerators:
Net income	$12,276,790	$9,214,087	$42,227,587	$22,900,958

Net income allocated to preference shares	-	-	(6,092,408)	-
Net income available for common shareholders (basic and diluted)	$12,276,790	$9,214,087	$36,135,179	$22,900,958

Denominators:
Basic-weighted average common shares outstanding	27,983,829	28,013,310	19,809,880	27,993,968

Restricted stock issued to employees	104,500	75,000	35,982	94,342

Dilutive effect of Series A, B & C warrants	-	-	3,192,075	-
Diluted-weighted average common shares and potential common shares outstanding	28,088,329	28,088,310	23,037,937	28,088,310

Income per common share:
Basic	$0.44	$0.33	$1.82	$0.82

Diluted	$0.44	$0.33	$1.57	$0.82

The calculation of earnings per share for the three and nine months ended September 30, 2005, includes 104,500 restricted Class A common shares issued to our CFO and to our independent directors on June 29, 2005. The calculation of earnings per share for the three and nine months ended September 30, 2005, also includes an allocation to preference shares and warrants issued by the Company as described below. The calculation of earnings per share for the three and nine months ended September 30, 2006, includes the remaining 75,000 restricted Class A common shares issued to our CFO on June 29, 2005.

As described in Note 8 -- Equity Transactions-Preference Shares, each convertible preference share was convertible into two old Class C common shares. The basic earnings per share calculation for the three and six months ended September 30, 2005, reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in SFAS 128, "Earnings Per Share". The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding. For the nine months ended September 30, 2005, the convertible preference shares would have added 3,339,955 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

As described in Note 8 -- Equity Transactions - Warrants, the Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares and additional shares that are exercisable pursuant to the warrant agreement. The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005 because they are issuable for nominal consideration upon exercise of the warrants. The dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.

At September 30, 2006, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders and as discussed above, these warrants have been treated as outstanding for purposes of basic earnings per share for the three and nine months ended September 30, 2005 and 2006.

Note 11 — Commitments and Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London before an arbitration tribunal selected by the Company and the seller. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller's providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, deposited in escrow $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs. On August 17, 2005, we obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006, as disclosed in our quarterly report for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006. On September 4, 2006, the Arbitrators issued a decision in the Company’s favor, finding that the seller was in breach of the contract and is responsible for the cost of repair and cleaning. We anticipate receiving an award of between $0.9 million and $1.0 million. In October 2006, our counter security of $532,500 was returned with interest and accordingly, the amount has been included in other receivables in our consolidated balance sheet.

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

Note 12 — Business Segment

The Company is managed as a single business unit that provides worldwide ocean transportation of dry cargo to its customers through the use of owned and chartered vessels. The vessels are operated as one fleet and, when making resource allocation decisions, our chief operating decision maker evaluates voyage profitability data, which considers vessel type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual vessel basis. The Company's objective in making resource allocation decisions is to maximize its consolidated financial results, not the individual results of the respective vessels or routes.

The Company transports cargo throughout the world, including the United States. The amount of voyage revenue generated in countries other than the U.S. is $36.1 million and $42.1 million and $118.6 million and $123.4 million for the three and nine months ended September 30, 2005 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2005	2006	2005	2006

Brazil	$11,824,859	$9,949,259	$39,038,774	$36,925,242
Japan	6,158,359	9,369,314	20,506,609	24,108,834
Chile	5,951,122	3,593,160	17,156,671	12,157,796
Peru	2,565,721	3,716,649	11,548,597	11,300,851
Venezuela	2,712,188	1,837,872	6,900,862	6,914,240
Korea	1,936,051	1,676,668	5,233,551	5,157,140
China	1,835,341	6,332,335	8,070,857	12,616,701
United Arab Emirates	522,935	3,340,415	655,879	5,142,747
Others	2,633,551	2,244,287	9,443,115	9,075,135

Total	$36,140,127	$42,059,959	$118,554,915	$123,398,686

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the United States. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 20.5% and 7.1%, of charter hire receivables at September 30, 2006 and December 31, 2005, respectively. One customer accounted for 17.3%, 12.5%, 16.0% and 15.3% of voyage and time charter revenue for the three and nine months ended September 30, 2005 and 2006, respectively.

Note 13 — Subsequent Events

On October 27, 2006, the Company entered into an agreement to acquire the 41,808 dwt, handymax bulk carrier Aliki for $16.1 million. The vessel is expected to be delivered in late November or early December 2006.

The Company entered into an interest rate swap on November 2, 2006, effectively converting $56.2 million of its borrowings under the Bank of America Credit Facility from a floating to a fixed-rate. Exclusive of the applicable margin, the Company will pay interest based on a fixed LIBOR rate of 5.09% for the next four-years.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our December 31, 2005 Form 10-K filed March 16, 2006, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

On October 27, 2006, the Company entered into an agreement to acquire the 41,808 dwt, handymax bulk carrier Aliki (to be renamed Alabama Belle)  for $16.1 million. The vessel is expected to be delivered in late November or early December 2006.

On August 30, 2006, we entered into an agreement, through our wholly owned subsidiary Fairfax Shipping Corp., to acquire the Clipper Flamingo (to be renamed Seminole Princess) from VOC Flamingo Shipping L.P., Nassau, Bahamas, for $23.1 million.  We also entered into an agreement, through our wholly owned subsidiary Beekman Shipping Corp., to acquire the Clipper Frontier (to be renamed Laguna Belle) from VOC Frontier Shipping L.P., Nassau, Bahamas, for $22.0 million.  Both vessels are expected to be delivered in November 2006.

On August 8, 2006, through a wholly owned subsidiary, we agreed to sell the Dakota Belle for $3.225 million. The vessel was delivered September 27, 2006.

On July 31, 2006, we entered, through certain subsidiaries, into a credit agreement with a syndicate of commercial lenders led by Bank of America for a new $140.0 million credit facility (the "Credit Facility"). The Credit Facility is collateralized by Ship Mortgages on 24 vessels, as well as an assignment of all charter hires, earnings related to the collateral and insurance proceeds. The Credit Facility is composed of a $65.0 million revolving credit facility and a $75.0 million term loan facility. The Credit Facility provides a four-year self-amortizing term loan with quarterly principal payments of approximately $4.7 million beginning September 2006. The non-amortizing revolving loan is due in July 2010. Interest on the Credit Facility initially is at LIBOR plus a margin of 2.25%. The interest rate margin can vary quarterly in .50% increments, between four pricing levels from 2.75% to 1.25% based on the consolidated leverage ratio. The interest rate margin becomes adjustable after December 31, 2006 and on or before March 31, 2007

General

The following is a discussion of our financial condition at September 30, 2006 and December 31, 2005 and our results of operations comparing the three and nine months ended September 30, 2006 with the three and nine months ended September 30, 2005. You should read this section in conjunction with our consolidated financial statements including the related notes therein, which is included elsewhere in this Quarterly Report.

Overview

We are a fully integrated ocean transportation services company that offers worldwide shipping solutions through liner, parcel and bulk services and vessel chartering. We offer our services globally in more than ten countries to over 300 customers through a network of affiliated service companies.

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

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and time charter revenue, reflecting the operations of our vessels that have been chartered out to third parties. Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period. Estimated profits from voyages in progress are recognized on a percentage of completion basis by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through period end to total voyage days. When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons and the freight rates.

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

Management fees are paid to Roymar for the technical management of controlled vessels and to TBS Shipping Services for the operational management of vessels. From June 2005, when we purchased all the stock of TBS Shipping Services and Roymar, management fees have been eliminated in consolidation. We also paid commissions on freight and time charter hire to TBS Shipping Services that are eliminated in consolidation from the date we acquired this company. Commissions on freight and port agency fees are paid to TBS Commercial Group Ltd, a company that is owned by our principal shareholders.

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

Lack of historical operating data for vessels before their acquisition

Consistent with shipping industry practices, there is no historical financial due diligence process when we acquire vessels other than the inspection of the physical condition of the vessels and examinations of classification society records. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common shares in assessing our business or profitability.

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

Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 98-3, which states that "for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers." The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:

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

Results of Operations

Comparison of the three months ended September 30, 2005 and 2006

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$39,243	66.5	$47,880	73.2	$8,637	22.0
Time charter revenue	19,263	32.6	16,915	25.9	(2,348)	(12.2)
Other revenue	513	0.9	607	0.9	94	18.3
Total revenue	59,019	100.0	65,402	100.0	6,383	10.8

Voyage expense	17,540	29.7	21,857	33.4	4,317	24.6
Vessel expense	16,063	27.2	16,324	25.0	261	1.6
Depreciation and amortization	5,486	9.3	7,211	11.0	1,725	31.4
Management fees	59	0.1	-	-	(59)	-
General and administrative	5,016	8.5	6,883	10.5	1,867	37.2
Gain from sale of vessel	-	-	(2,180)	(3.3)	(2,180)	-
Total operating expenses	44,164	74.8	50,095	76.6	5,931	13.4
Income from operations	14,855	25.2	15,307	23.4	452	3.0
Other (expenses) and income
Interest expense	(2,817)	(4.8)	(6,291)	(9.6)	(3,474)	123.3
Other income	239	0.4	198	0.3	(41)	(17.2)
Net income	$12,277	20.8	9,214	14.1	$(3,063)	(24.9)

Voyage revenue

Voyage revenue for the three months ended September 30, 2006 as compared to the same period in 2005 increased 22.0% due to an increase in revenue tons offset by a decrease in freight rates. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days and freight rates.

Revenue tons carried for the three months ended September 30, 2006 as compared to the same period in 2005, increased 382,464 tons or 50.9% to 1,133,148 tons for the three months ended September 30, 2006 from 750,684 tons for the same period in 2005. The increase in revenue tons carried is due to an increase in aggregate bulk cargo carried and an increase in the number of vessels in our fleet, which resulted in a higher number of voyages.

Freight rates for the three months ended September 30, 2006 as compared to the same period in 2005, decreased $10.03 per ton or 19.2% to $42.25 per ton in the third quarter of 2006 from $52.28 per ton for the same period in 2005. Freight rates, not under contracts, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. During the three months ended September 30, 2005 demand for dry bulk ocean shipping remained high due largely to the expansion of economies in East Asia, especially China. Beginning in the second half of 2005, freight rates began to decline from the levels reached earlier in the year as demand, except for aggregates, declined. Freight rates increased in mid-2006 as demand, specifically from China, increased.

For the three months ended September 30, 2006, and 2005, we had contracts of affreightment, expiring through the end of 2006 and early 2007, under which we carried approximately 659,000 and 71,000 revenue tons and generated $18.4 million and $3.3 million of voyage revenue, respectively.

Included in voyage revenue is revenue from high-volume, low-freighted aggregate bulk cargo. Excluding this type of bulk cargo, of which we carried 354,180 tons and 61,823 tons during the third quarter of 2006 and 2005, respectively, average freight rates would have been $57.18 per ton and $56.21 per ton for the three months ended September 30, 2006 and September 30, 2005, respectively.

The increase in weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, and the (decrease)/increase in freight rates for the three months ended September 30, 2005 and 2006 are as follows:
	Three Months Ended September 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	18	22	4	22.2%
Freight voyage days (2)	1,627	1,984	357	21.9%
Days on hire (3)	1,686	2,083	397	23.5%
Freight Rates (4)
For all cargoes	$52.28	$42.25	$(10.03)	(19.2)%
Excluding aggregates	$56.21	$57.18	$0.97	1.7%

___

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels time chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels time chartered out.
(3)	Not including vessels time chartered out.
(4)	Weighted average freight rates measured in dollars per ton.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2006		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$14,756	37.6	$16,121	33.7	$1,365	9.3
Metal concentrates	4,941	12.6	6,757	14.1	1,816	36.8
Fertilizers	3,634	9.3	1,994	4.2	(1,640)	(45.1)
Other bulk cargo	2,781	7.1	5,591	11.7	2,810	101.0
Project cargo	339	0.9	3,755	7.8	3,416	1,007.7
General cargo	3,294	8.4	2,580	5.4	(714)	(21.7)
Rolling stock	3,896	9.9	2,889	6.0	(1,007)	(25.8)
Agricultural products	3,703	9.4	5,686	11.9	1,983	53.6
Automotive products	594	1.5	999	2.1	405	68.2
Other	1,305	3.3	1,508	3.1	203	15.6
Total voyage revenue	$39,243	100.0	$47,880	100.0	$8,637	22.0

Time charter revenue

Time charter revenue decreased 12.2% for the three months ended September 30, 2006 as compared to the same period in 2005. As mentioned in components of revenue and expense above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The decrease in time charter revenue was due to our chartering out fewer vessels for the three months ended September 30, 2006 compared to the same period in 2005. During the three months ended September 30, 2006, time chartered days decreased 121 days compared to the same period in 2005, because of changing customer demands and less time chartering opportunities on some voyages that did not have backhaul cargoes.

The decrease in time charter revenue was also due to a decrease in the average charter hire rate, which decreased $417 per day, or 2.7%, to $15,129 for the three months ended September 30, 2006 from $15,546 for the comparable period in 2005. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in average time charter rates for the three months ended September 30, 2006 compared to the same period in 2005 is reflective of higher than usual rates that we received in 2005. Charter hire rates have improved during the three months ended September 30, 2006 as the overall worldwide shipping markets have improved.

For the three months ended September 30, 2006 and 2005, we had five and seven vessels chartered-out under long-term charters with average daily rates of $16,083 and $17,411, respectively, which made up $6.6 million and $11.0 million of time charter revenue. These long-term time charters expire through August 2007.

The decrease in number of vessels time chartered out, time charter days and daily charter rates for the three months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended September 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	14	12	(2)	(14.3)%
Time Charter days (2)	1,239	1,118	(121)	(9.8)%
Daily charter hire rates (3)	$15,546	$15,129	$(417)	(2.7)%
___________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number and composition of total voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions. During the three months ended September 30, 2006 as compared to the same period in 2005 total voyage days increased as we increased our fleet. The following table shows the change in the number and composition of total voyage days for the three months ended September 30, 2005 and 2006:

	Three Months Ended September 30,
	2005	2006	Increase (Decrease)

Freight voyage days	1,627	1,984	357	21.9%
Time charter days	1,239	1,118	(121)	(9.8)%
Total voyage days	2,866	3,102	236	8.2%

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2006			Increase (Decrease)

	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$6,792	38.6	11.4	$10,264	47.0	15.6	$3,472	51.1	4.2
Commission expense	2,186	12.5	3.7	2,852	13.0	4.4	666	30.5	0.7
Port call expense	3,693	21.1	6.3	3,861	17.7	5.9	168	4.5	(0.4)
Stevedore and other
cargo-related expense	2,996	17.1	5.1	2,934	13.4	4.5	(62)	(2.1)	(0.6)
Miscellaneous voyage expense	1,873	10.7	3.2	1,946	8.9	3.0	73	3.9	(0.2)
Voyage expense	$17,540	100.0	29.7	$21,857	100.0	33.4	$4,317	24.6	3.7

Voyage expense increased 24.6% for the three months ended September 30, 2006 as compared to the same period in 2005. The increase was principally due to an increase in fuel expense and commission expense.

The 3.7% increase in voyage expense as a percentage of total revenue to 33.4% for the three months ended September 30, 2006 from 29.7% of total revenue for the comparable period in 2005, was primarily due to an increase in fuel expense, which could not be fully recovered from our customers, and to an increase in commission expense.

The 51.1% increase in fuel expense was due to an increase in the average price per metric ton ("MT") and an increase in consumption. For the three months ended September 30, 2006, the average price per MT increased to $419 per MT from $325 per MT for the same period in 2005. Consumption also increased for the three months ended September 30, 2006 to 24,523 MT from 20,927 MT for the same period in 2005.

The 30.5% increase in commission expense for the three months ended September 30, 2006 as compared to the same period in 2005 was due primarily to higher cargo volumes and voyage revenue.

The 4.5% increase in port call expense was primarily due to an increase in the number of port days, which increased to 972 port days for the three months ended September 30, 2006 from 712 port days for the same period in 2005. The increase in port call expense is also due to the increase in the number of port calls, which increased to 228 port calls for the three months ended September 30, 2006 from 209 port calls for the same period in 2005.

Stevedore and other cargo-related expense for the three months ended September 30, 2006 was relatively flat as compared to the same period in 2005. Stevedore and other cargo-related expense fluctuates based on the shipping terms that cargo is booked under and cargo volumes. For analysis purposes, we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms. For the three months ended September 30, 2006, revenues from cargo booked under "free-in free-out" terms increased $2.4 million to $29.2 million for three months ended September 30, 2006 from $26.8 million for the same period in 2005. The increase in cargo booked under "free-in free-out" terms, resulted in a decrease to costs that were offset by an increase in cargo volumes. Cargo volumes increased to 1,133,148 revenue tons for the three months ended September 30, 2006, from 750,684 revenue tons for the same period in 2005.

The increase in miscellaneous voyage expense for the three months ended September 30, 2006 compared to the same period in 2005, increase resulted from an increase in the number of freight voyages, which increased to 45 voyages for the three months ended September 30, 2006 from 41 voyages for the same period in 2005.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2006		Increase (Decrease)

	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$4,972	31.0	$3,518	21.6	$(1,454)	(29.2)
Owned vessel expense	10,839	67.4	12,786	78.3	1,947	18.0
Space charter expense	252	1.6	20	0.1	(232)	(92.1)
Vessel expense	$16,063	100.0	$16,324	100.0	$261	1.6

The 1.6% increase in vessel expense for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to a change in the composition of our fleet. For the three months ended September 30, 2006, our fleet averaged 32 owned vessels compared to an average of 28 owned vessels during the same period in 2005. The increase in the number of owned vessels decreased our demand for chartered-in vessels during the third quarter of 2006.

The 29.2% decrease in chartered-in vessel expense for the three months ended September 30, 2006 as compared to the same period in 2005 resulted from our chartering-in vessels for 76 fewer vessel days for the three months ended September 30, 2006. We chartered-in vessels for 259 days for the second quarter of 2006 as compared to 335 days for the same period in 2005. A decrease in the average charter-in rate per day also added to the decrease in chartered-in vessel expense. Average charter-in rates decreased $1,256 per day, or 8.5%, to $13,585 per day for the three months ended September 30, 2006 from $14,841 per day for the same period in 2005.

The 18.0% increase in owned vessel expense for the three months ended September 30, 2006 as compared to the same period in 2005 was due, as mentioned above, to a change in the composition of our fleet. The increase in average owned vessels translated to a 13.6% or 351 day increase in vessel days to 2,941 days for the three months ended September 30, 2006 from 2,590 days for the same period in 2005. In addition, operating expense day rates increased $296 to $4,396 per day for the three months ended September 30, 2006, from $4,100 per day for the three months ended September 30, 2005.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control. The 92.1% decrease in space charter expense for the three months ended September 30, 2006 as compared to the same period in 2005 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services, which decreased the need to space charter vessels.

The 2.2% decrease in vessel expense as a percentage of revenue to 25.0% of revenue for the three months ended September 30, 2006, from 27.2% of revenue for the comparable period in 2005 was primarily due to an increase in revenue of $6.4 million.

Depreciation and amortization

The $1.7 million increase in depreciation and amortization expense of vessels and other fixed assets was due to the growth of our controlled fleet, which increased to an average of 32 vessels for the three months ended September 30, 2006, from an average of 28 vessels for the same period in 2005. The increase is also the result of additional depreciation and amortization expense on vessel capital improvements, incurred to insure the operating efficiency of the vessels through their remaining useful life, and other fixed assets.

Management fees

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. During the third quarter 2006, while we continued to pay management fees, the fees were eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses. Management fees paid during the third quarter of 2005, prior to our acquisitions of these service companies, are included as management fees.

Technical management fee expense was $1.2 million for the three months ended September 30, 2006, prior to the elimination in consolidation, as compared to $980,000 for the same period in 2005. The increase was due to an increase in the average number of vessels under management.

Operational management fee expense was $870,000 for the three months ended September 30, 2006, prior to the elimination in consolidation, as compared to $850,000 for the same period in 2005. Management fees are based on voyage days, which increased 236 days or 8.2% to 3,102 days for the three months ended September 30, 2006 from 2,866 days for the same period in 2005. For the three months ended September 30, 2005, management fees included fees earned for the management of a customer’s time chartered vessels.

General and administrative expense

The $1.9 million increase in general and administrative expense for the three months ended September 30, 2006 as compared to the same period in 2005 was primarily due to $1.3 million of additional professional fees that we incurred as a public company, including $1.2 million of consulting fees dealing with the re-engineering of certain of our business processes to better meet our business needs as we grow. General and administrative expense also includes salary and related costs, which increased $0.2 million, and other expenses, which increased $0.4 million, for three months ended September 30, 2006 compared to the same period in 2005.

Income from operations

The $0.5 million increase in income from operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, was due to higher revenue offset by higher expenses. Our revenue increased due to an increase in the revenue tons we carried. The increase in voyage expense was mainly because of higher fuel costs. Vessel expense was relatively flat. General and administrative expense increased due to an increase in professional fees. Lastly, depreciation expense increased due to an increase in the number of owned vessels and an increase in vessel improvements and other fixed assets. The increase in expense were offset by a $2.2 million gain on sale of the Dakota Belle. For the same reasons, our operating margin decreased to 23.4% for the three months ended September 30, 2006 from 25.2% for the same period in 2005.

Interest expense

The increase in interest expense of $3.5 million for the three months ended September 30, 2006, as compared to the same period in 2005 was primarily due to costs incurred in connection with our debt refinancing. Included in 2006 interest expense is $2.2 million paid in early repayment fees and $1.3 million in write-offs of unamortized debt finance costs.

Comparison of the nine months ended September 30, 2005 and 2006

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$129,364	71.7	$141,008	74.9	$11,644	9.0
Time charter revenue	50,487	28.0	45,911	24.4	(4,576)	(9.1)
Other revenue	598	0.3	1,233	0.7	635	106.2
Total revenue	180,449	100.0	188,152	100.0	7,703	4.3

Voyage expense	53,862	29.7	63,765	33.9	9,903	18.4
Vessel expense	52,247	29.0	52,754	28.0	507	1.0
Depreciation and amortization	11,792	6.5	20,560	10.9	8,768	74.4
Management fees	2,624	1.5	-	-	(2,624)	(100.0)
General and administrative	11,486	6.4	19,250	10.3	7,764	67.6
Gain from sale of vessel	-	-	(2,180)	(1.2)	(2,180)	-
Total operating expenses	132,011	73.1	154,149	81.9	22,138	16.8
Income from operations	48,438	26.9	34,003	18.1	(14,435)	(29.8)
Other (expenses) and income
Interest expense	(6,621)	(3.7)	(11,903)	(6.3)	(5,282)	79.8
Other income	411	0.2	801	0.4	390	94.9
Net income	$42,228	23.4	$22,901	12.2	$(19,327)	(45.8)

Voyage revenue

The 9.0% increase in our voyage revenue for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to an increase in revenue tons carried offset by a decrease in freight rates. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days and freight rates.

Revenue tons carried for the nine months ended September 30, 2006 as compared to the same period in 2005, increased 977,559 tons or 44.0% to 3,196,856 tons for the nine months ended September 30, 2006 from 2,219,297 tons for the same period in 2005. The increase in revenue tons carried is due to an increase in aggregate bulk cargo carried and an increase in the number of vessels in our fleet, which resulted in a higher number of voyages.

Freight rates for the nine months ended September 30, 2006 as compared to the same period in 2005, decreased $14.18 per ton or 24.3% to $44.11 per ton in for the nine months ended September 30, 2006 from $58.29 per ton for the same period of 2005. To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. During the first six months of 2005 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China. Beginning in the second half of 2005, freight rates began to decline from the levels reached earlier in the year as demand declined. Freight rates increased in mid 2006 as demand, specifically from China, increased.

For the nine months ended September 30, 2006, and 2005, we had contracts of affreightment, expiring through the end of 2006 and early 2007, under which we carried approximately 1,504,000 and 192,000 revenue tons and generated $49.2 million and $9.1 million of voyage revenue, respectively.

Included in voyage revenue is revenue from high-volume, low-freighted aggregate bulk cargo. Excluding this type of bulk cargo, of which we carried 670,799 tons and 78,338 tons for the nine months ended September 30, 2006 and 2005, respectively, average freight rates would have been $53.13 per ton and $60.12 per ton for the nine months ended September 30, 2006 and 2005, respectively.

The increase in weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, and the decrease in freight rates for the nine months ended September 30, 2005 and 2006 are as follows:

	Nine Months Ended September 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	18	22	4	22.2%
Freight voyage days (2)	4,779	5,881	1,102	23.1%
Days on hire (3)	5,019	6,408	1,389	27.7%
Freight Rates (4)
For all cargoes	$58.29	$44.11	$(14.18)	(24.3)%
Excluding aggregates	$60.12	$53.13	$(6.99)	(11.6)%

_________

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.

The following table shows revenues attributed to our principal cargoes:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$52,558	40.6	$51,042	36.2	$(1,516)	(2.9)
Metal concentrates	19,361	15.0	20,193	14.3	832	4.3
Fertilizers	11,201	8.7	4,465	3.2	(6,736)	(60.1)
Other bulk cargo	15,054	11.6	18,636	13.2	3,582	23.8
Project cargo	894	0.7	8,277	5.9	7,383	825.8
General cargo	8,067	6.2	5,723	4.1	(2,344)	(29.1)
Rolling stock	9,290	7.2	7,263	5.1	(2,027)	(21.8)
Agricultural products	7,209	5.6	19,182	13.6	11,973	166.1
Automotive products	2,305	1.8	3,189	2.3	884	38.4
Other	3,425	2.6	3,038	2.1	(387)	(11.3)
Total voyage revenue	$129,364	100.0	141,008	100.0	$11,644	9.0

Time charter revenue

Time charter revenue decreased 9.1% to $45.9 million for the nine months ended September 30, 2006 from $50.5 million for the comparable period in 2005. As mentioned in components of revenue and expense, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $3,485 per day or 19.9% to $13,997 for the nine months ended September 30, 2006 from $17,482 for the comparable period in 2005. Average time charter rates for the nine months ended September 30, 2005 are reflective of higher than usual rates that we received during the first half of 2005. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.

For the nine months ended September 30, 2006 and 2005, we had five and seven vessels chartered-out under long-term charters with average daily rates of $15,435 and $16,237, respectively, which made up $17.5 million and $21.6 million, respectively of time charter revenue. At September 30, 2006, the long term time charters expire through August 2007.

The decrease in average charter rates was offset by an increase in the chartered vessel days, which increased 392 days or 13.6% to 3,280 days for the nine months ended September 30, 2006 from 2,888 days for the same period in 2005. The increase in time charter days was a result of an increase in the number of vessels in our fleet and our chartering out more vessels to better meet customer demands and to take advantage of time chartering opportunities on some voyages that did not have backhaul cargoes.

The increase in the number of vessels time chartered out, time charter days and the decrease in daily charter rates for the nine months ended September 30, 2005 and 2006 are as follows:

	Nine Months Ended September 30,
	2005	2006	Increase (Decrease)

Number of vessels (1)	11	12	1	9.1%
Time Charter days (2)	2,888	3,280	392	13.6%
Daily charter hire rates (3)	$17,482	$13,997	$(3,485)	(19.9)%

_________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number and composition of total voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions. During the nine months ended September 30, 2006 as compared to the same period in 2005 total voyage days increased as we increased our fleet. The following table shows the change in the number and composition of total voyage days for the nine months ended September 30, 2006 as compared to the same period in 2005.

	Nine Months Ended September 30,
	2005	2006	Increase (Decrease)

Freight voyage days	4,779	5,881	1,102	23.1%
Time charter days	2,888	3,280	392	13.6%
Total voyage days	7,667	9,161	1,494	19.5%

The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2006			Increase (Decrease)

	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$18,707	34.7	10.4	$28,457	44.6	15.1	$9,750	52.1	4.7
Commission expense	9,841	18.3	5.5	7,733	12.1	4.1	(2,108)	(21.4)	(1.4)
Port call expense	11,638	21.6	6.4	12,923	20.3	6.9	1,285	11.0	0.5
Stevedore and other
cargo-related expense	8,189	15.2	4.5	8,904	14.0	4.7	715	8.7	0.2
Miscellaneous voyage expense	5,487	10.2	3.0	5,748	9.0	3.1	261	4.8	0.1
Voyage expense	$53,862	100.0	29.8	$63,765	100.0	33.9	$9,903	18.4	4.1

Voyage expense increased 18.4% for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was due to an increase in fuel, port call, miscellaneous voyage and stevedore and other cargo related expenses offset by a decrease in commission expense. The 4.1% increase in voyage expense as a percentage of revenue, to 33.9% of revenue for the nine months ended September 30, 2006 from 29.8% of revenue for the comparable period in 2005, was primarily due to the increase in fuel expense, which could not be fully recovered from our customers.

The 52.1% increase in fuel expense was due to both an increase in the average price per metric ton ("MT") and consumption. For the nine months ended September 30, 2006, the average price per MT and consumption increased to $373 per MT and 76,200 MT, respectively, from $269 per MT and 69,436 MT for the same period in 2005. The increase in consumption was primarily due to an increase in the number of freight voyage days during the second quarter of 2006, which increased to 5,881 days for the nine months ended September 30, 2006 from 4,779 days for the same period in 2005.

The 21.4% decrease in commission expense for the nine months ended September 30, 2006 as compared to the same period in 2005 was due to the elimination in consolidation of commissions paid to TBS Shipping Services Inc. ("Services"). After we acquired Services in June 2005, we eliminated commissions paid in consolidation and included Services expenses, primarily salaries and related costs, in general and administrative expenses.

The 11.0% increase in port call expense was primarily due to an increase in the number of port days to 2,942 days for the nine months ended September 30, 2006, from 2,166 days for the same period in 2005. The increase in port call expense is also due to the increase in the number of port calls made during the nine months ended September 30, 2006 and 2005 which increased to 646 port calls from 626 port calls, respectively.

Stevedore and other cargo-related expense for the nine months ended September 30, 2006 increased as compared to the same period in 2005. Stevedore and other cargo-related expense fluctuate based on the cargo volume and shipping terms that cargo is booked under. The increase in cargo volumes accounted for much of the increase in expense and was offset by an in increase in cargo booked under free-in free-out terms. Cargo volumes increased to 3.2 million revenue tons for the nine months ended September 30, 2006, from 2.2 million revenue tons for the same period in 2005. For analysis we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms. For the nine months ended September 30, 2006, revenues from cargo booked under "free-in free-out" terms increased $2.2 million to $90.3 million for the nine months ended September 30, 2006 from $88.1 million for the same period in 2005.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and drydocking, maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2006		Increase (Decrease)

	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$22,344	42.8	$14,497	27.5	$(7,847)	(35.1)
Owned vessel expense	27,150	51.9	36,453	69.1	9,303	34.3
Space charter expense	2,753	5.3	1,804	3.4	(949)	(34.5)
Vessel expense	$52,247	100.0	$52,754	100.0	$507	1.0

Vessel expense for the nine months ended September 30, 2006 as compared to the same period in 2005, increased slightly. Specific expense categories varied due to a change in the composition of our fleet. For the nine months ended September 30, 2006, our fleet averaged 32 owned vessels as compared to an average of 24 owned vessels for the same period in 2005. As we increase the number of owned vessels, our demand for chartered-in vessels decreases.

The 35.1% decrease in chartered-in vessel expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 resulted from our chartering-in vessels for 365 fewer vessel days for the nine months ended September 30, 2006. We chartered-in vessels for 973 days for the nine months ended September 30, 2006 as compared to 1,338 days for the same period in 2005. A decrease in the average charter-in rate per day also added to the decrease in chartered-in vessel expense. The average chartered-in vessel rate decreased $1,802 per day, or 10.8%, to $14,899 per day for the nine months ended September 30, 2006 from $16,701 per day for the same period in 2005.

The 34.3% increase in owned vessel expense for the nine months ended September 30, 2006 as compared to the same period in 2005 was due to a change in the composition of our fleet. The increase in average owned vessels translated to a 31.1% or 2,043 day increase in vessel days to 8,612 days for the nine months ended September 30, 2006 from 6,569 days for the same period in 2005. Operating expense day rates increased to $4,233 per day from $4,133 per day for the nine months ended September 30, 2006 and 2005, respectively.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control. The 34.5% decrease in space charter expense for the nine months ended September 30, 2006 as compared to the same period in 2005 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

Depreciation and amortization

The $8.8 million increase in depreciation and amortization expense of vessels and other fixed assets was mainly due to the growth of our controlled fleet, which increased to an average of 32 vessels for the nine months ended September 30, 2006, from an average of 24 vessels for the same period in 2005. The increase is also the result of additional depreciation and amortization expense on vessel capital improvements, incurred to insure the operating efficiency of the vessels through their remaining useful life, and other fixed assets.

Management fees

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. During 2006, while we continued to pay management fees, the fees were eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses. Management fees paid during the nine months ended September 30, 2005, prior to our acquisitions of these service companies, are included as management fees.

Technical management fee expense was $3.4 million for the nine months ended September 30, 2006, prior to the elimination in consolidation, as compared to $2.5 million for the same period in 2005. The increase was due to an increase in the average number of vessels under management, which increased to an average of 32 vessels for the nine months ended September 30, 2006, from an average of 24 vessels for the same period in 2005.

Operational management fee expense was $2.6 million for the nine months ended September 30, 2006, prior to the elimination in consolidation, as compared to $2.1 million for the same period in 2005. Management fees are based on total voyage days, which increased 1,494 days or 19.5% to 9,161 days for the nine months ended September 30, 2006 from 7,667 days for the same period in 2005.

General and administrative expense

The $7.8 million increase in general and administrative expense for the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to $3.5 million of additional professional fees that we incurred as a public company, including consulting fees dealing with the re-engineering of certain of our business processes to better meet our business needs as we grow. General and administrative expenses also increased due to a $2.4 million increase in salary and related costs (see below for a further explanation), a $0.3 million increase in travel cost and a $1.5 million increase in other and miscellaneous expenses (principally office overhead costs) for the nine months ended September 30, 2006 as compared to the same period in 2005.

Salary and related costs for the nine months ended September 30, 2006 includes a full nine months of payroll costs; however, salary and related costs for the nine months ended September 30, 2005 includes payroll costs only from the date of our acquisition of Roymar and TBS Shipping Services in late June 2005. The increase in payroll and related costs is due to the acquisition of Roymar and TBS Shipping Services, which was partially offset by a one time bonus of $2.2 million paid in June 2005 to our chief financial officer and a one time share grant to our employees and related payroll taxes of $1.9 million made in connection with our initial public offering.

Other and miscellaneous costs for the nine months ended September 30, 2006 includes a full nine months of costs; however, as with salary and related costs, other and miscellaneous costs for the nine months ended September 30, 2005, includes costs only from the date of our acquisition of Roymar and TBS Shipping Services in late June 2005.

Prior to our acquisition of Roymar and TBS Shipping Services, we were charged management fees and commissions. Accordingly, these costs were reflected as management fees and as commissions included in voyage expense and not as general and administrative costs.

Income from operations

The $14.4 million decrease in income from operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, was mainly attributable to an increase in voyage expense, specifically fuel costs, depreciation and general and administration expense reduced by a decrease in gain on sale of vessel, management fees and commissions. As discussed above, due to our acquisition of Roymar and TBS Shipping Services in late June 2005, management and commissions charges are eliminated in the consolidation of our financial statements and the related costs are reflected in general and administrative expense. The net increase in expenses was partially offset by an increase in revenue. For the same reasons, our operating margin decreased to 18.1% for the nine months ended September 30, 2006 from 26.9% for the same period in 2005.

Interest expense

The $5.3 million increase in interest expense for the nine months ended September 30, 2006, as compared to the same period in 2005 was primarily due to costs incurred in connection with our debt refinancing. Included in interest expense is $2.1 million paid in early repayment fees and $1.3 million in write-offs of unamortized debt finance costs. The remaining increase in interest expense is attributed to higher average debt levels during the nine months ended September 30, 2006 compared to the same period in 2005, and to a lesser extent an increase in interest rates. We added $25.0 million in debt in June and July 2005 and $17.5 million of debt in December 2005.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, long-term bank borrowings and capital lease obligations. Our principal uses of funds were capital expenditures to establish and grow our fleet, maintain the quality of our ships and keep us in compliance with international shipping standards and regulations, fund working capital requirements and make interest and principal repayments on outstanding loan facilities and capital lease obligations.

Our practice has been to acquire ships using a combination of funds from operating cash flows, debt secured by mortgages on our ships and long-term capital lease arrangements. We expect to use our operating cash flows, not otherwise committed to the payment of interest and principal on outstanding debt and borrowings to fund vessel acquisitions. Our business is capital intensive, and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships.

On July 31, 2006, we entered into a $140.0 million credit facility with a syndicate of commercial lenders ("Credit Facility") led by Bank of America. The Credit Facility is composed of a $65.0 million revolving credit facility and a $75.0 million term loan facility. Borrowings under the Credit Facility have been used to refinance existing term borrowings under credit facilities with GMAC, Merrill Lynch, AIG and Bank of America. Pursuant to the Credit Facility, the Company made a drawdown on the term loan of $75.0 million and an initial drawdown of $10.0 million on the revolving credit facility to repay $80.4 million outstanding under term loans with the Existing Lenders and cover costs associated with the refinancing. In August, we drew down an additional $9.0 million on the revolving credit facility to fund the deposit payments on the purchase of the bulk carriers Clipper Flamingo and Clipper Frontier. Both vessels are expected to be delivered in November 2006. The Credit Facility provides a four-year self-amortizing term loan with quarterly principal payments due of approximately $4.7 million beginning September 2006. The non-amortizing revolving loan is due July 2010. The new Credit Facility increases our borrowing capacity enabling us to execute our growth strategy, provides us with better terms and simplifies the administration of our debt, as we now consolidate into a single facility the majority of our existing indebtedness incurred under several facilities. We believe that our current cash balance as well as operating cash flows and available borrowings under our new Credit Facility will be sufficient to meet our liquidity needs for the next twelve months.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2005 and September 30, 2006 were $27.2 million and $15.7 million, respectively. The decrease in cash and cash equivalents was principally due to capital improvement expenditures and repayment of debt, as discussed in detail below:

Cash Flows from Operating Activities

Net cash from operating activities for the nine months ended September 30, 2006, was primarily a result of net income of $22.9 million and depreciation and amortization charges of $20.6 million. Net cash from operating activities for the nine months ended September 30, 2005, was primarily a result of net income of $42.2 million and depreciation and amortization charges of $11.8 million. The decrease in net income for the nine months ended September 30, 2006 compared to the same period in 2005 was mainly attributable, as discussed previously, to an increase in voyage expense, specifically fuel costs, depreciation and general and administration expense, partially offset by an increase in revenue.

Cash Flows from Investing Activities

During the nine months ended September 30, 2006, we paid $28.2 million for vessel acquisitions and capital improvement costs, consisting of $8.1 million for the acquisition of the vessel Kibishio Maru (renamed the Aztec Maiden), $3.6 million for take over costs incurred in connection with recent vessel acquisitions, $13.0 million for vessel capital improvements and $3.5 million for the purchase of other assets, such as equipment which enables self-loading and discharging and computer equipment for the vessels. In addition, we made deposit payments on the purchase of the bulk carriers Clipper Flamingo and Clipper Frontier of $9.0 million. Both vessels are expected to be delivered in November 2006 for a total acquisition cost of $45.1 million. During the nine months ended September 30, 2006, we sold the vessel Dakota Belle for $3.2 million and made an investment and loans to a joint venture with GMT Shipping Line Ltd. totaling $0.5 million.

During the nine months ended September 30, 2005, we acquired 11 vessels, excluding the Rockaway Belle on which we exercised our purchase option. We paid $143.7 million during the nine months ended September 30, 2005, of which $130.2 million was paid upon delivery of vessels, $11.0 million was paid for take over costs incurred in connection with the acquisition of the vessels, $1.7 million was paid for vessel capital improvements, and $0.8 million was paid for other fixed assets. In addition, we made a deposit of $1.9 million for the Sioux Maiden. The vessel had a purchase price of $18.5 million and was delivered on November 8, 2005. In connection with our initial public offering we purchased all the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million, plus the undistributed earnings of each company for the period January 1, 2005 through the date of acquisition of $0.6 million which was paid in September 2005, less net cash acquired of $0.8 million. We also paid $0.5 million security in connection with the claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon). The arbitrators reached a decision in our favor in September 2006 - see Part II, Item 1, Legal Proceedings, for further discussion.

Cash Flows from Financing Activities

For the nine months ended September 30, 2006, net cash used in financing activities was $19.2 million. Principal repayments for the nine months ended September 30, 2006 was $108.0 million. Included in this amount is $80.4 million of outstanding term loans with GMAC, Merrill Lynch, AIG and Bank of America that were repaid with the proceeds from the $140.0 million credit facility that we entered into with a syndicate of commercial lenders on July 31, 2006. See Part I, Item 1, Note 7 - Financing. We borrowed $85.0 million under the credit facility to repay certain outstanding loans and cover costs associated with the refinancing. We paid $2.8 million in deferred financing charges in connection with the refinancing. We drew down $9.0 million on the revolving credit facility to fund the deposit payments on the purchase of the bulk carriers Clipper Flamingo and Clipper Frontier. For the nine months ended September 30, 2006 we made scheduled and other debt repayments of $27.6 million, including $3.2 million repayment of the revolving credit facility upon the sale of the Dakota Belle. We also made repayments of $2.4 million on obligations under capital leases.

For the nine months ended September 30, 2005 net cash provided by financing activities was $113.2 million consisting of $61.6 million of net proceeds from the issuance of Class A common shares in our initial public offering and $77.5 million of long-term bank borrowings to finance the purchase of vessels, reduced by $20.8 million of debt repayment and $5.0 million of repayments of obligations under capital leases. The $5.0 million includes the payment of the purchase option of $2.5 million under the capital lease for the Rockaway Belle. We also paid a dividend on our preferred stock of $0.1 million. We borrowed $12.0 million, on a temporary basis, under our revolving credit facility on June 17, 2005 to fund our working capital. We used a portion of the net proceeds of our public offering to repay these borrowings.

Charter Hire Receivables

Our gross charter hire receivables balance at September 30, 2006 and December 31, 2005 was $16.8 million ($16.4 million net of allowance for doubtful accounts) and $26.2 million ($25.5 million net of allowance for doubtful accounts), respectively. The decrease in receivables was due principally to the collection of several larger than usual outstanding receivables at December 31, 2005, including the receivable from Military Sealift Command of $2.2 million and a decrease in outstanding charter hire receivables related to the timing of voyages in progress as of December 31, 2005 compared to September 30, 2006.

In accordance with our reserve policy, we reserve for a percentage of outstanding receivables, usually between 2% and 3%, based on prior years' experience. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. At September 30, 2006, our general reserve totaled $0.5 million with no additional reserves. At December 31, 2005, our general reserve and additional reserves totaled $0.6 million and $0.1 million, respectively.

Claims receivable

Claims receivable at September 30, 2006 increased $1.7 million from the December 31, 2005 balance of $0.5 million, due to hull and machinery claims on three of our vessels. We anticipate receiving the insurance proceeds on these claims the end of 2006 or early 2007.

Fuel and Other Inventories

Fuel and other inventory at September 30, 2006 decreased $0.1 million from the December 31, 2005 balance of $7.6 million. Approximately $0.8 million of the decrease was due to lower quantities of fuel on board the vessels at September 30, 2006. The change in fuel quantities resulted principally from the timing of vessel refueling and from fewer vessels having on-board fuel included in inventory. Vessels included in inventory decreased to 22 vessels as of September 30, 2006, compared to 24 vessels as of December 31, 2005, as more vessels were time chartered out. The decrease in fuel due to lower quantities was offset by an increase of approximately $0.4 million due to higher fuel prices, which increased to a combined average of $381 per metric ton for industrial fuel oil/marine diesel oil ("IFO/MDO") at September 30, 2006 from a combined average price of $352 per metric ton for IFO/MDO at December 31, 2005. The decrease in fuel inventory at September 30, 2006 was offset by an increase of $0.5 million in lubricating oil on board the vessels at September 30, 2006, which results principally from the timing of deliveries to the vessels and a decrease of $0.2 million in lashings materials and provisions.

Other Commitments

Our contractual obligations as of September 30, 2006 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	91,747	19,770	39,540	32,437	-
Capital lease obligations	27,831	6,388	21,443	-	-
Operating Lease obligations	2,080	1,387	693	-	-
Other Purchase obligations (2)	36,080	36,080

Total contractual cash obligations	$157,738	$63,625	$61,676	$32,437	$-

(1)
As of September 30, 2006, we had $91.7 million of indebtedness outstanding made up of $5.6 million under our credit facility with the Royal Bank of Scotland plc and $86.1 million under our credit facility with a syndicate of commercial lenders led by Bank of America. The $86.1 million outstanding under the Bank of America credit facility consist of $70.3 million outstanding under the term loan and $15.8 million outstanding under the revolving credit facility.

At September 30, 2006, the Company was in compliance with all financial covenants required under the Royal Bank of Scotland plc and Bank of America syndicated credit facilities.
(2)
We entered into memorandum of agreements to purchase the vessel Clipper Flamingo for $23.1 million and the vessel Clipper Frontier for $22.0 million. We paid a deposit of $9.0 million in August 2006 and will pay the balance of $36.1 million when we take delivery in November 2006.

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

Significant Related Party Transactions

Pursuant to agency agreements, our operations have been planned, executed and supervised by TBS Shipping Services, Roymar and TBS Commercial Group and its subsidiaries in exchange for fees and commissions paid by us to such entities. Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce, collectively and beneficially own approximately 64.3% of our issued and outstanding common shares. Each of these individuals is also a principal of, and all of these individuals together control, TBS Commercial Group. Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris and Joseph E. Royce had been principals of and together controlled TBS Shipping Services and Roymar prior to our acquisition of these companies in June 2005. See Part I, Item 1, Note 3 - Acquisition of TBS Shipping Services Inc. and Roymar Ship Management, Inc. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.

We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBS Commercial Group. Under the arrangements with these commercial agents, we generally pay a commission, based upon market rates, on freight revenue booked by the agent and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees, based on market rates, to the agents for attending vessels while in port. For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, we paid TBS Commercial Group $1.4 million, $1.4 million, $4.5 million and $4.6 million, respectively.

Globe Maritime Limited (""Globe""), owned by James W. Bayley, acted as our chartering broker and charged commissions for arranging charters through December 31, 2005. Globe Maritime Limited will continue acting as our broker on the sale and purchase of vessels for which it will earn a commission. Commissions paid to Globe are based upon market rates. We paid Globe Maritime no commissions for the three months ended September 30, 2006 and 2005, and commissions of $81,000 and $32,922 for the nine months ended September 30, 2006 and 2005, respectively. Commissions of $81,000 paid during the second quarter of 2006 related to our acquisition of the Kibishio Maru (renamed Aztec Maiden).

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce. For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, we paid Mr. Royce $60,000, $60,000, $180,000, and $180,000, respectively. Lease payments of $240,000 per year are required under the lease.

Mr. Blatte, who became an officer of the Company in March 2005, provided and was paid for legal and consulting services to the Company and its affiliates before he beacme an officer. For the three months and nine months ended September 30, 2005, the Company paid Mr. Blatte $134,110 and $503,133 for legal services respectively. During the nine months ended September 30, 2005, TBS Shipping Services Inc. made payments totalling $150,000 to Mr. Blatte for legal services. Effective January 1, 2006, Mr. Blatte retired as a lawyer and did not perform any legal services for the Company or its affiliates.

Our board has delegated authority to the compensation committee to review and approve, on an annual basis, all transactions with our executive officers, directors and affiliates.

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

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of determining the impact, if any, that SAB 108 may have on our consolidated financial statements; however, we do not believe that the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements" ("SFAS 157") which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The accounting provisions of SFAS 157 are effective for the Company beginning on January 1, 2008. We are in the process of evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

On September 8, 2006, the FASB issued an FSP that addressed the accounting for planned major maintenance activities. This FSP amends certain provisions in the AICPA Industry Audit Guide, Audits of Airlines ("Airline Guide"), which is the principal source of guidance on the accounting for planned major maintenance and is relevant to both the aviation and maritime industries. The Airline Guide, prior to the amendment, permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). We currently use the accrual method to account for planned major maintenance. Under this method, we estimate the cost of a future dry-docking and accrue the monthly cost over the period through the date of the dry-docking. The new FSP would prohibit the use of the accrual method. We are in the process of determining the retrospective effect on our consolidated financial statements of the change to the deferral method. Under the deferral method of accounting for dry-docking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next dry-docking. The amended guidance in the FSP will apply to the Company beginning on January 1, 2007, although earlier adoption is encouraged.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes"" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes,", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior period’s financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises previously issued SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB No. 25 "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for award results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R results in the same amount of compensation expense recognized. See Part I, Item 1, Note 10 - Stock Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At September 30, 2006, we had $91.7 million of floating rate debt with margins over the LIBOR rate of 1.5% and 2.25% compared to $96.1 million of floating rate debt as of December 31, 2005. As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the nine months ended September 30, 2006 by approximately $688,000 based upon our debt level at September 30, 2006.  We entered into an interest rate swap on November 2, 2006, effectively converting $56.2 million of its borrowings under the Bank of America Credit Facility from a floating to a fixed-rate. Exclusive of the applicable margin, the Company will pay interest based on a fixed LIBOR rate of 5.09% for the next four-years.   If the interest rate swap had been in place at September 30, 2006, our sensitivity to interest rate changes for a 100 basis points change in the LIBOR rate would have decreased from $688,000 to $267,000 for the nine months ended September 30, 2006, based upon our debt level at September 30, 2006.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 9.3% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At September 30, 2006, approximately 5.8% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's current disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II
Item 1. Legal Proceedings

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London before an arbitration tribunal selected by the Company and the seller. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller's providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and the Company, as required under English law, deposited in escrow $750,000 on June 6, 2005, as counter-security to provide for estimated arbitration/litigation costs. On August 17, 2005, we obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006, as disclosed in our quarterly report for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006. On September 4, 2006, the Arbitrators issued a decision in the Company’s favor, finding that the seller was in breach of the contract and is responsible for the cost of repair and cleaning. We anticipate receiving an award of between $0.9 million and $1.0 million. In October 2006, our counter security of $532,500 was returned with interest and accordingly, the amount has been included in other receivables in our consolidated balance sheet.

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

Item 1A. Risk Factors

We believe that there have not been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006. The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information disclosed in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

None.

Item 6 Exhibits

3.1
Amended and Restated Memorandum of Association, incorporated by reference to Exhibit 3.1 to the  Registrant's Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2005  (Commission file number 000-51368).

3.2
Amended and Restated Bye-laws, incorporated by reference to Exhibit 3.2 to the Registrant's  Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2005 (Registration  Statement number 000-51368).

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Filed herewith.

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2006.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer and Chief Accounting Officer