Form 10-K
period 2006-12-31
TBS INTERNATIONAL LTD
filed 2007-03-12
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2006
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
(441) 295-9230
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Shares, par value $0.01	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting and non-voting common equity held by non-affiliates was $68,626,561 on June 30, 2006, based upon the last reported sales price of such stock on the NASDAQ National Market on that date.

As of March 1, 2007, the registrant had outstanding 14,325,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III to the extent described therein.

TBS INTERNATIONAL LIMITED

As used in this Annual Report on Form 10-K, the terms "we," "our," and "us" refer to TBS International Limited and its consolidated subsidiaries . We use the term "International" and "Company" when we wish to refer only to TBS International Limited, the holding company that is the issuer of our common shares and not to TBS International Limited and its consolidated subsidiaries.

Forward-Looking Statements

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in Item 1A - Risk Factors and other unforeseen risks. You should not rely on any forward-looking statements.

PART I

Item 1 BUSINESS

A.   Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Over the past 14 years, we have developed our franchise around key trade routes between Latin America and China, Japan and South Korea, ports within South America, as well as select ports in North America, Africa, the Caribbean and the Middle East. We provide frequent regularly scheduled voyages in our network, as well as cargo scheduling, loading and discharge for our customers. As of December 31, 2006, our fleet totaled 35 vessels, including 27 ships that we own, seven that we operate under charters with options to purchase and one that we charter-in without an option to purchase. In addition, we have entered into a Memorandum of Agreement to purchase one multipurpose tweendecker that is scheduled to be delivered to us in the first quarter of 2007.  Total assets at December 31, 2006 and 2005 was $403.1 million and $344.7 million, respectively.  For the year ended December 31, 2006, we carried 4.4 million revenue tons of cargo, operated 226 voyages and generated total revenue and net income of $253.6 million and $39.1 million, respectively. For the year ended December 31, 2005, we carried 3.2 million revenue tons of cargo, operated 198 voyages and generated total revenue and net income of $248.0 million and $55.7 million, respectively.

International was incorporated in Bermuda in 1997 as the successor to a business established in 1993. International's registered office is located at Commerce Building, Chancery Lane, Hamilton HM 12, Bermuda. The telephone number at that address is (441) 295-9230. TBS Shipping Services Inc. and Roymar Ship Management, Inc. who serve as our disclosed agents, maintain offices at 612 East Grassy Sprain Road, Yonkers, New York and 455 Central Park Avenue, Scarsdale, New York, respectively. The telephone numbers at the Yonkers address and Scarsdale address are (914) 961-1000 and (914) 337-0714, respectively.

Our common stock has traded publicly since June 24, 2005, when we completed our initial public offering.

B.   Fleet Overview

Our current controlled fleet consists of 34 vessels and is comprised of multipurpose tweendeckers and handymax bulk carriers. All vessels are dual flagged in Panama and the Philippines. The following table provides information regarding the 34 vessels in our controlled fleet, which excludes the vessel chartered in under a short-term charter.

		Year	Deadweight
Vessel Name	Vessel Type	Built	Weight Tons

Tamoyo Maiden	Multipurpose Tweendecker	1986	17,325
Ainu Princess	Multipurpose Tweendecker	1987	17,325
Siboney Belle	Multipurpose Tweendecker	1987	17,325
Seneca Maiden (1)	Multipurpose Tweendecker	1986	19,762
Kiowa Princess (1)	Multipurpose Tweendecker	1986	19,762
Navajo Princess (1)	Multipurpose Tweendecker (2)	1987	21,902
Shawnee Princess	Multipurpose Tweendecker	1984	22,323
Inca Maiden (1)	Multipurpose Tweendecker (2)	1986	23,133
Taino Maiden	Multipurpose Tweendecker	1985	23,278
Tuckahoe Maiden	Multipurpose Tweendecker	1985	23,278
Cherokee Princess (1)	Multipurpose Tweendecker	1990	23,286
Huron Maiden	Multipurpose Tweendecker	1983	23,300
Apache Maiden (1)	Multipurpose Tweendecker	1987	23,319
Kickapoo Belle (1)	Multipurpose Tweendecker	1987	23,319
Mohegan Princess	Multipurpose Tweendecker	1983	26,320
Tayrona Princess	Multipurpose Tweendecker	1983	26,320
Maya Princess (4)	Multipurpose Tweendecker	1983	37,425
Aztec Maiden	Multipurpose Tweendecker	1984	19,777
Wichita Belle	Multipurpose Tweendecker	1991	28,843
Laguna Belle (3)	Handymax Bulk Carrier	1996	29,458
Seminole Princess (3)	Handymax Bulk Carrier	1997	29,516
Rockaway Belle	Handymax Bulk Carrier	1982	35,025
Shinnecock Belle	Handymax Bulk Carrier	1985	37,268
Maori Maiden	Handymax Bulk Carrier	1984	37,734
Nyack Princess	Handymax Bulk Carrier	1984	38,885
Biloxi Belle	Handymax Bulk Carrier	1984	39,225
Miami Maiden	Handymax Bulk Carrier	1984	39,333
Iroquois Maiden	Handymax Bulk Carrier	1983	40,876
Alabama Belle	Handymax Bulk Carrier	1986	41,808
Sioux Maiden	Handymax Bulk Carrier	1989	42,248
Mohawk Princess	Handymax Bulk Carrier	1982	42,360
Chesapeake Belle	Handymax Bulk Carrier	1984	44,146
Tuscarora Belle	Handymax Bulk Carrier	1984	44,146
Manhattan Princess	Handymax Bulk Carrier	1982	45,526

(1)  Chartered-in vessel under a long term charter that has a purchase option and relates to a sale-lease back transaction entered into December 2003. The charter meets the criteria for treatment as a capital lease. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the period of expected useful life of the asset. Commitments to repay the principal amounts arising under capital lease obligations are included in liabilities.

(2)  These vessels are multipurpose tweendeckers with the ability to carry wheeled cargo such as automobiles, tractors or trailers. The vessel allows cargo to be "rolled on" and "rolled off" in addition to allowing cargo to be "lifted-on" and "lifted-off".

(3)  On January 30, 2007, International's wholly owned subsidiaries  Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement. Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million each pursuant to a Memorandum of Agreement. Fairfax had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006. Beekman  had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006. Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels. We used the proceeds from the sale to repay advances under the revolving credit facility.

(4)   On January 26, 2007, we entered into a Memorandum of Agreement to sell the Maya Princess for $13.0 million. The vessel is expected to be delivered in March  2007.  The proceeds will be used to fund the acquisition of the Blu Mistral II.

(5)  On December 11, 2006, we entered into a Memorandum of Agreement to acquire the multipurpose tweendecker Blu Mistral II to be renamed Nanticoke Belle for $16.95 million. The vessel is expected to be delivered in late March or early April 2007 and will be funded from the proceeds from the sale of the Maya Princess and borrowing under our revolving credit facility. The vessel was built in 1989 and is 28,843 deadweight tons.

Multipurpose Tweendeckers

Most of our multipurpose tweendecker vessels have retractable tweendecks that can convert a multipurpose tweendecker to a bulk carrier, and back again, depending on the cargo. Unlike container ships, which can carry only cargo that can be or has been pre-packaged into standard 20-foot or 40-foot containers, or bulk carriers that limit the ability to mix different cargoes in any one hold, multipurpose tweendeckers can be divided into multiple cargo compartments by a mezzanine deck, or tweendeck. The tweendeck permits the carriage of cargoes of differing sizes and shapes in the same or separate holds and permits greater flexibility in the stowage and carriage of cargo. Many of our vessels sailing eastbound from Asia will call at multiple Latin American ports to discharge cargo and load additional cargo for shipment to other ports. Cargoes are stowed in a manner that facilitates efficient loading and discharging.

The following diagram shows a typical multipurpose tweendeck ship fitted for different types of cargo. The diagram illustrates how the tweendeck structure permits the carriage of different types of cargo on any voyage.

Bulk Carriers

Our bulk carriers range in size from 29,458 dwt to 45,526 dwt. Several of the vessels have equipment that enables self-loading and discharging in an effort to enhance our ability to serve a broad range of ports.

C.     Business Strategy

We target niche markets, including trade routes, ports and cargo not efficiently served by container and large dry bulk vessel operators. We focus on multipurpose tweendeckers and smaller dry bulk carriers that are able to navigate and efficiently service many ports with restrictions on vessel size. Many types of cargo cannot be containerized, and many dry bulk cargoes are shipped through ports that cannot accommodate large dry bulk carriers. By offering regularly-scheduled sailings into these markets along with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs, we are able to offer a superior level of service which has resulted in the development of long-term relationships with our customers. The flexibility of our fleet allows us to carry a wide range of cargo, including steel products, metal concentrates, fertilizer, salt, sugar, grain, chemicals, industrial goods, aggregates and general cargo.

We currently operate our vessels on five trade routes. We commenced operations in 1993, sailing between East Asia and the West Coast of South America. In 1995, we expanded our routes by adding sailings between the East and West Coasts of South America. In 2002, we began offering cargo service between North America and the East and West Coasts of South America and further expanded our routes by offering service from Brazil to West Africa.

We have taken a conservative approach to building our liner and parcel cargo service network. The initial sailings on each route typically are based on the requirements of a major customer. After regular sailings are established, we notify other potential customers of the service so their cargoes may be transported as well. As demand increases, we evaluate committing additional resources to serve the route, either by purchasing or chartering-in additional vessels. We carefully plan the loading and stowage of cargo on each sailing to maximize our ability to add cargo as vessels call in selected ports to discharge cargo, increasing our utilization rate and maximizing revenue per sailing.

A summary of our services is as follows:

TBS Pacific Service

Eastbound Liner Service operates routes from East Asia to the West or North Coasts of South America. The service commenced operations in 1993 and currently provides on average two sailings per month. This service has regular sailing dates from ports in China, South Korea, Japan and Central America. One vessel calls at ports in Colombia, Ecuador, Peru and Chile, and another sails through the Panama Canal to call at ports in Venezuela and the Caribbean basin. This service typically carries steel products, project cargo and general cargoes.

TBS Pacific Westbound parcel service originates in Peru, Ecuador or Chile and generally carries metal concentrates, beet pulp pellets and fertilizers to East Asia. The service currently operates at least two sailings per month.

TBS Latin America Service commenced operations in 1995 and sails monthly from ports in Brazil to Colombia, Venezuela and the Caribbean basin. In addition, we provide sailings to ports on the West Coast of South America. The service is flexible with respect to types of cargoes, and typically carries mixed steel products, project cargo and general cargo. On occasion, cargoes on this service are supplemented in the course of a sailing, as discharged cargo is replaced by additional cargo along the route. As a result, this service requires particular consideration and monitoring of cargo organization and vessel scheduling, and benefits from our port captains' experienced oversight of the loading and unloading of cargoes.

TBS North America Service commenced operations in 1996, sailing between North America and South America. In 2002, we began monthly sailings from the East Coast of the United States to Brazil, Argentina and Peru carrying fertilizer cargoes for Honeywell International.

TBS Ocean Carriers offers shipping solutions worldwide on a customer-by-customer basis. Services include transporting wheat from Houston and sugar and salt from Brazil to the West Coast of Africa.

TBS Middle East Carriers offers bulk service within the Middle East region with service from ports in United Arab Emirates to ports in Qatar. The service was suspended September 2004 and resumed in January 2006.

Our liner, parcel and bulk services primarily carry steel products, salt, sugar, grain, fertilizers, chemicals, metal concentrates, aggregates and general cargo.

•
Steel products include specialty and carbon steel coils, steel pipe and structural steel used in the infrastructure development, construction, oil and gas transmission and automotive and appliance manufacturing industries.

•	Fertilizers include ammonium sulfate shipped in bulk for use in commercial agriculture.

•
Metal concentrates include copper, zinc, silver and other metals generally shipped in small break-bulk lots from 1,000 to 10,000 metric ton parcels that are processed at their destinations by smelters into purer forms.

•	General cargo includes industrial machinery, spare parts, oil well supplies, trailers, industrial tanks, project cargo and other commercial goods used in industrial applications.

In addition to our liner, parcel and bulk services on the trade routes described above, we offer shipping solutions worldwide on a customer-by-customer basis on these routes, primarily by time chartering-out vessels. Generally, we time charter vessels out on a long-term basis to customers seeking vessel tonnage and on a short-term basis to reposition a vessel or to take advantage of favorable charter hire rates through TBS Ocean Carriers; however, any of our services may time charter a vessel to meet customer needs. A time charter is a contractual arrangement under which a shipowner is paid for the use of a vessel on a per day basis for a fixed period of time. The shipowner is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses. Our time charter services include both short- and long-term time charters. Time charters offer our customers an alternative means to contract for ocean transportation of their cargoes and make the carrying capacity of entire vessels available to our customers, contracted out at a flat per day rate. At December 31, 2006, eleven of our controlled vessels and one chartered-in vessel were under long-term and short-term time charters. Six of our controlled vessels, the Wichita Belle, Seminole Princess, Alabama Belle, Manhattan Princess, Maya Princess, Tamoyo Maiden, and one chartered-in vessel, the Giorgis Milas, were under short-term time charter. Five of our controlled vessels, the Miami Maiden, Inca Maiden, Navajo Princess, Chesapeake Belle,and Sioux Maiden, were under long-term time charter. In connection with our time charters, we offer complete voyage management services. We provide complete voyage management services in connection with three of these charters.

The following table shows the annual number of time charters out, related duration and gross charter revenue since 2002.

Year	Number of Charters	Duration (Days)	Gross Revenue (in thousands)

2002	28	1,001	$7,421
2003	58	2,439	23,625
2004	46	2,780	50,746
2005	55	4,257	71,456
2006	57	4,301	63,114

Our business strategy consists of providing reliable transportation services to leading industrial shippers over ocean trade routes. The key elements of our business strategy are:

Focus on Increasing Market Share on Our Key Routes.
We intend to increase market share on our key trans-Pacific trade routes between China, Japan and South Korea in East Asia and the West and North Coasts of South America. By adding additional vessels and sailings to the markets we already serve, we will be able to provide more regular service to our clients, which we believe will allow us to capture a larger share of their shipping needs. Our affiliate, TBS Commercial Group Ltd. ("TBS Commercial Group") , plans to increase the number of local commercial agents and port captains in order to expand our ability to serve additional customers.

Develop New Trade Routes.
We intend to continue developing new trade routes, such as our Brazil-Nigeria and liner parcel services. When developing new trade routes, we initially utilize chartered-in vessels and only commit resources to acquire vessels for operation on those routes once we have determined that the economics of the route would benefit us. We target potential routes that share the characteristics of our established Latin America-East Asia routes and thus are suited to our fleet and our business methods. In November 2005, we entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America to and from the West Coast of Africa. GMT Shipping Line Ltd. has an established agents’ network in Africa and with our established South American agents’ network, we believe that it will be a mutually beneficial joint venture.

Focus on Customer Relationships.
We strive to develop long-term relationships as a key business partner with our customers by providing reliable customer service and consistently meeting or exceeding expectations. Many of our customers do not have their own shipping departments, do not ship cargoes that are easily containerized and require the special attention and transportation management skills that we are able to provide through our wholly-owned service company, TBS Shipping Services Inc., or our affiliated service company, TBS Commercial Group.  By developing strong customer relationships, we intend to capture an increasing share of our customers' seaborne cargo transportation and to add new customers to our customer base.

Provide Reliable Transportation Services.
We continue to enable leading industrial, trading and mining companies to transport efficient amounts of cargo and schedule production volumes to enhance supply chain and inventory management on a global scale by providing frequent service with strict adherence to advised times of departure and arrival, efficient port turn-around times, diverse cargo capability and point-to-point shipments to ports not served by larger ships.

Maintain Our Fleet to the Highest Standards.
We recognize that regular maintenance of our controlled fleet is necessary to extend the useful lives of our vessels. We are responsible for the maintenance of our controlled fleet, while the vessel's owners provide maintenance of the vessels we charter-in without an option to purchase. Routine maintenance of our vessels is performed by the ships' crews during voyages and supervised by our wholly-owned subsidiary Roymar Ship Management, Inc. The vessels in our controlled fleet are regularly drydocked for maintenance and surveys. We use the drydocking of our vessels as an opportunity to upgrade each vessel to our high standards. This includes making steel renewal and reinforcements that might be required during the next 5 to 10 years.

Focus on Expanding Our Fleet of Particular Vessel Types.
We look to acquire additional multipurpose tweendeckers and small dry bulk carriers. These vessels are well suited for our business strategy, for the needs of our customers and for the growth opportunities that we have identified. As part of our fleet management, we regularly evaluate the suitability of our vessels in meeting our anticipated needs and the anticipated needs of our customers. We will on occasion decide to sell a vessel that no longer fits our business strategy. As of December 31, 2006, our fleet totaled 35 vessels, including 27 ships that we own, seven that we operate under charters with options to purchase and one that we charter-in without an option to purchase. In connection with our expansion plans:

•	We entered into a Memorandum of Agreement on December 11, 2006, to purchase the multipurpose tweendecker Blu Mistral II , which is expected to be delivered in late March or early April 2007.

•
We entered into purchase agreements with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co, Ltd. effective February 28, 2007 to build six newly-designed multipurpose tweendeck vessels. The agreements provide for a contract purchase price of $35.4 million per vessel, and for the delivery of two vessels in 2009 and four vessels in 2010. The agreements are subject to us obtaining satisfactory bank financing, which we are currently negotiating. These 34,000 dwt vessels are a new larger class of multipurpose tweendecker, and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our tweendecker fleet. The ships were designed by a TBS team drawn from all phases of our operations specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business. We expect the benefits of having these larger sister ships added to our fleet to include increased operational flexibility and improved efficiency, which should enable us to better service our clients.

•
We entered into a Memorandum of Agreement on January 26, 2007, to sell the multipurpose tweendecker Maya Princess. The vessel is expected to be delivered in March 2007.  The proceeds from the sale of this vessel will be used to purchase the Blu Mistral II.

We actively monitor the vessel acquisition market in an effort to take advantage of expansion and growth opportunities in the markets that we serve.

D. Classification and Inspection

The hull and machinery of every commercial vessel must be "classed" by a classification society authorized by its country of registry. Our vessels currently are enrolled with the Nippon Kaiji Kyokai, or NKK, American Bureau of Shipping, or ABS, Lloyds Register of Shipping, or LR, Det Norske Veritas, or DNV, and Registro Italiano Navale, or RINA. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and international conventions promulgated by the International Maritime Organization or IMO. These include the Convention on Maritime Pollution Prevention, the International Safety Management Code, or ISM Code, and International Convention for the Safety of Life at Sea, or SOLAS. All of our vessels have been certified as being "in class" by their respective classification societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel also is required to be drydocked every two to three years for inspection of the underwater parts of the vessel. Our fleet of 34 vessels will result in approximately 68 dry-dockings over a five-year period. We anticipate drydocking approximately 14 vessels per year. During 2007, we will drydock 20 vessels. Due to our active vessel acquisition program in 2005 and 2006, we have a high percentage of our fleet scheduled for drydocking during 2007. Of the 20 vessels scheduled for 2007 drydocking, 14 were acquired in 2005 and 2006. We have also decided to use the drydockings as an opportunity to make steel renewal and reinforcements on many of the vessels to upgrade each vessel to our high standards. This includes making steel renewal and reinforcements that might be required during the next 5 to 10 years. If any defects are found in the course of a survey or drydocking, the classification surveyor will recommend appropriate repairs that must be made by the shipowner within the prescribed time limit.

Prior to January 1, 2006, we used the accrual method to account for planned major maintenance. Under this method, we estimated the cost of a future drydocking and accrued the monthly cost over the period through the date of the drydocking. Accordingly, we accrued as part of our daily operating expenses approximately $400 to $500 per day for each applicable vessel against expenses related to such drydock expense and surveys. New accounting guidance issued in September 2006, prohibits the use of the accrual method. Accordingly, effective January 1, 2006, our drydocking expense and surveys are being accounted for using the deferral method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and amortized on a straight-line basis over the period through the date of the next drydocking. As required by the new accounting guidance we have retrospectively adjusted our consolidated financial statements presented in this report as of December 31, 2005 and for the years ended December 31, 2004 and 2005, and beginning shareholders' equity for periods prior to 2004 for the impact of the new guidance. In addition, we have adjusted selected financial data as of December 31, 2002, 2003, 2004 and 2005 and for the years then ended. See note "26 — Selected Quarterly Financial Information (unaudited)" to our consolidated financial statements for the impact of the adjustment on previously reported quarters for 2006 and 2005.

E. Operations Management, Ship Management and Commercial Agents

Substantially all of the operations, ship maintenance, crewing, technical support, purchasing, insurance, financial management services and network of commercial agents necessary to support our fleet and operate our business are supervised by three service companies.

Two of the service companies, TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"), are our wholly-owned subsidiaries that we acquired from our principal shareholders at the time of our initial public offering in June 2005. These service companies manage the accounts of our other subsidiaries and, on their behalf, make payments and advances for costs associated with the operation of our business. The third service company, TBS Commercial Group Ltd. ("TBS Commercial Group"), is affiliated with us by common ownership. It is owned by our principal shareholders, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris, James W. Bayley and Joseph E. Royce. Collectively, these individuals own 64.2% of our common shares and hold 54.9% of the voting power of our shares. Together these three companies employ experienced professionals in ten countries who meet regularly with shippers and consignees to market our services and address the needs and concerns of our customers.

Operations management

TBS Shipping Services coordinates services to customers, integrates the activities of our commercial agency network, oversees charter activities, administers voyages and provides accounting services, including the preparation of the account ledgers and financial statements of the Company and its subsidiaries.

Ship management

Roymar manages our controlled fleet providing experienced technical management staff and a full range of vessel maintenance capabilities to ensure that we maintain a high-level of ship performance. The services provided by Roymar include:

•	supervising the recruiting of crew;
•	obtaining spares, stores and provisions necessary on board the vessels;
•	implementing our maintenance program;
•	arranging for and supervising all drydocking procedures;
•	arranging for surveys and inspections according to requirements of classification society, flag state and port state rules and regulations;
•	maintaining high safety and environmental protection standards in compliance with the ISM Code and SOLAS;
•	arrange for insurance of the vessels; and
•	identifying vessels to acquire and negotiating purchase options on vessels that we charter.

We are fully responsible for the maintenance of our controlled fleet. We make every effort to prevent delays at sea or in port caused by malfunctions or breakdowns. Roymar deploys superintendents, including master mariners and engineers, to supervise the maintenance of our controlled fleet. We minimize operation costs through continuous onboard supervision of our vessels and use of the vessels' crews for ship maintenance. We believe that our preventive maintenance practice has extended the lives of the vessels in our controlled fleet, minimized drydocking expenses and nearly eliminated downtimes and off-hire periods resulting from speed deficiencies, stoppages at sea and vessel breakdowns. As noted in Classification and Inspection above, every two to three years each of the vessels in our controlled fleet is drydocked and undergoes maintenance, and every five years each of the vessels in our controlled fleet is subject to special surveys.

Commercial agents

We have established a network of long-term commercial and operational relationships with affiliated commercial agency service companies. The majority of these service companies are wholly- or partly-owned by TBS Commercial Group. Our principal shareholders own TBS Commercial Group. These service companies employ sales and customer service professionals in nine countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers. These professionals are locally-based personnel who give us a competitive advantage by enabling us to have our representatives meet personally with our customers. We believe that personal attention to customers has played a critical role in our growth and success. Our method of operation focuses on sales and service for long-term sustained expansion. The agreements with TBS Commercial Group are subject to the approval of the compensation committee of our board of directors. We paid TBS Commercial Group approximately $6.2 million, $6.2 million and $5.1 million in 2006, 2005 and 2004, respectively. See note "17 — Related Party Transactions" to our consolidated financial statements.

F. Employee and Labor Relations

As of December 31, 2006, we had approximately 100 office employees located in Yonkers and Scarsdale, New York. Additionally, we have contracted with two unaffiliated manning agents, Intermodal Shipping, Inc. and Aboitiz Jebsen Bulk Transport Corp., to provide approximately 800 Filipino officers and non-officers to crew our vessels. We are not a party to the contracts with the seagoing personnel who are required to have appropriate maritime licenses.

Historically our labor relations have been good, and we expect this to continue.

G. Customers

We believe we distinguish ourselves from our competition by offering proven reliability, frequent and on-time service, flexible cargo management, expert loading and stowage and close client coordination in the ports and on the vessels. This customer focus has enabled us, through our affiliated agents, to develop long-term relationships with established and well-respected industrial shippers in diverse markets including mining companies, steel manufactures, trading companies, heavy industry, industrial equipment enterprises and construction companies. Our business model allows us to respond rapidly to our customers' changing demands and short delivery windows increasing the value of our services to them as we enable them to schedule production and distribution.

A substantial majority of our repeat business is based on our relationships and reputation with our customers, and is not governed by long-term contracts. The percentages of consolidated revenues from our major customers are as follows:

	Year Ended December 31,
Customer	2004	2005	2006

Dangote Industry Limited	6.3%	12.1%	15.1%
Nippon Yusen Kaisha	5.1%	5.7%	4.6%
Honeywell International Inc.	6.8%	4.1%	2.5%

No other customer accounted for more than 5% of our gross revenues. The decrease in the percentage of revenues from Honeywell in 2006 was due in part to an increase in our consolidated revenues and to a decrease in Honeywell's sale of fertilizer to South American companies, which resulted in their decreased demand for our vessels.

We transport cargo throughout the world, including the U.S. The amount of voyage revenue generated by country is as follows:

	Year Ended December 31,
Country	2004	2005	2006

Brazil	$45,651,573	$50,922,219	$52,254,353
Japan	22,416,220	27,102,181	33,424,214
Chile	16,516,395	21,602,403	15,249,919
United States	17,031,375	15,906,784	21,729,772
Peru	12,819,836	16,311,236	16,825,238
United Arab Emirates	7,643,242	655,879	9,415,493
Venezuela	8,468,493	12,327,840	8,516,162
Korea	8,638,296	6,633,213	6,022,940
China	7,503,819	11,815,693	16,171,405
Others	11,104,849	12,318,362	9,402,693
	$157,794,098	$175,595,810	$189,012,189

Revenue attributed to these countries is based on the location where the cargo is loaded. Time charter revenue by country cannot be allocated because we do not control the itinerary of the vessel.

H. Competition

The cargo markets we serve are highly competitive. Our competition on the routes we serve consists primarily of regional shipping companies focused on the breakbulk market, international bulk shipping companies competing in the large lot segment of the bulk metal concentrates market, and larger shipping concerns that compete in diverse shipping segments in addition to the breakbulk market. We compete on the basis of targeting niche markets that include trade routes, ports and cargoes not efficiently served by many larger shipping companies. We focus on smaller lots of 1,000 to 10,000 metric tons in the bulk metal concentrates market in Chile and Peru, whereas other bulk shipping companies focus on shipments of 20,000 to 45,000 metric tons of bulk metal concentrates. We also compete with the regional shipping companies by delivering customer service and global solutions that are superior.

I. Environmental and Other Regulations

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

In the U.S., we may be exposed to various federal, state and local environmental laws, ordinances and regulations, may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances and may be held liable to a governmental entity or to third parties in connection with any such contamination. These laws typically impose cleanup responsibility, and liability under these laws has been interpreted to be strict, joint and several, subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from releases may be substantial.

Although we do not transport petroleum products, we are subject to the U.S. Oil Pollution Act of 1990, or OPA 90, because we use petroleum products for fuel and because of the possibility of accidents involving oil tankers presents an exposure to our vessels. Under OPA, vessel owners, operators and bareboat charterers are responsible parties and are jointly, severally and strictly liable, unless the spill results solely from the act or omission of a third party, an act of God or an act of war, for all containment and cleanup costs and other damages resulting from the discharge or threatened discharge of oil into the navigable waters, adjoining shorelines or the 200 nautical mile exclusive economic zone of the U.S. OPA 90 limits the liability of responsible parties for such costs and damages to the greater of $600 per gross ton of the vessel or $500,000 per non-oil tanker vessel that is over 300 gross tons, subject to possible adjustment for inflation. The Federal Water Pollution Control Act, or FWPCA, imposes significant civil penalties as well as strict, joint and several liability on responsible parties for removal costs and natural resource damages arising from the discharge of oil or other hazardous substances into U.S. navigable waters, adjoining shorelines, waters of the contiguous zone and areas of the outer continental shelf and deepwater ports. The Comprehensive Environmental Response, Compensation & Liability Act of 1980, or CERCLA, imposes strict, joint and several liability on responsible parties for releases and threatened releases of hazardous substances (other than oil) whether on land or at sea, subject to limits depending on the nature of the vessel and its cargo. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million. The limits on liability under OPA 90, FWPCA and CERCLA do not apply if the discharge is caused by gross negligence, willful misconduct, or in the cases of OPA 90 and CERCLA, the violation by a responsible party or its agent of any applicable safety, construction or operating regulation. The statutory limits on liability may not apply in certain other instances, including if the responsible parties fail or refuse to report the incident or refuse to cooperate and assist in connection with oil removal activities. In addition, OPA 90, FWPCA and CERCLA specifically permit individual states to impose their own liability regimes with regard to oil and hazardous waste releases occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. In some cases, states that have enacted such legislation have not yet issued implementing regulations under these laws. We intend to comply with all applicable state regulations in ports where we call.

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

We are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate, have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. There can be no assurance that any failure to comply with these requirements would not have a material adverse effect on our results of operations. See "Item 1. Business - D. Classification and Inspection."

J.  Security

Since the terrorist attacks of September 11, 2001, a variety of initiatives intended to enhance vessel security have been enacted, including the Maritime Transportation Security Act of 2002. Coast Guard regulations require that vessels operating in waters subject to the jurisdiction of the U.S. implement a number of security measures. Similarly, a new chapter of SOLAS, which came into effect in July 2004, dealing specifically with maritime security imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. Since July 1, 2004, to engage in international trade, a vessel must have an International Ship Security Certificate, or ISSC, which attests to the vessel's compliance with SOLAS security requirements and the ISPS Code, from a recognized security organization approved by the vessel's flag state. ISPS Code requirements include:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information among similarly equipped ships and shore stations, including information on a ship's identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems that do not sound on the vessel but instead alert the onshore authorities;
•	development of vessel security plans;
•	permanent marking of a ship's identification number on its hull;
•
maintenance of a continuous synopsis record onboard showing a vessel's history, including the name of the vessel and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owners and their registered address; and

•	compliance with flag state security certification requirements.

Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided they have a valid ISSC on board. Our vessels comply with all MTSA, SOLAS and ISPS Code requirements and vessel certifications, which are kept current by Roymar.

K.  Insurance

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

Hull and machinery and war risks insurance includes coverage for damages to a vessels' hull and machinery in a collision, as well as basic perils of the sea and contributions for general average and salvage charges. This coverage includes the risk of actual or constructive total loss for our controlled fleet. Each vessel is insured for at least its fair market value, with a deductible of $75,000 per vessel per incident under the hull and machinery coverage and no deductible under the war risk coverage. The respective owners of the other vessels that we charter-in maintain insurance on those vessels, and we maintain time charter liability insurance to a limit of $20 million per incident.

Protection and Indemnity ("P&I") Insurance includes coverage for oil pollution, damage to docks and other installations and coverage against third-party liabilities encountered in our commercial operations. It also includes coverage for the death, injury or illness of our crew. Our P&I insurance is provided by mutual marine insurance associations or P&I Clubs. P&I Clubs are formed by shipowners to provide protection from large financial losses to one member by contribution towards the loss by all members. We are subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the clubs in the event claims exceed available funds and reserves. We are also subject to future premium increases based on prior year underwriting loss experience. Currently we have coverage for oil pollution of $1.0 billion per vessel per incident for owned vessels, for the death, injury or illness of crew of $60,000 per occurrence. We have an overall coverage limit of $4.2 billion for damage to cargo and third party liabilities. Deductibles range from $5,000 to $20,000 depending on the nature of the claim.

Other Insurance is maintained for legal expenses with respect to freight and demurrage and defense claims. We also carry limited insurance covering the loss of revenue ("Loss hire coverage") resulting from extended vessel off-hire periods.

L.  Taxation

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

We currently qualify for exemption under Section 883, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A common shares being primarily traded on the NASDAQ Global Market (formerly the NASDAQ National Market).  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A common shares.  If at any time International fails to satisfy the publicly traded test and we are unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under the gross tax or net tax regime.

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

M. Website Access to Reports

We make all of our filings with the Securities Exchange Commission ("SEC"), including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available free of charge on our website at www.tbsship.com, Investor Relations, SEC Filings. These reports are available as soon as reasonably practicable after they are filed electronically with the SEC. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov.

Additionally, our corporate governance materials, including the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees; and the code of business conduct and ethics may also be found under the “Governance” section of our website at www.tbsship.com. A copy of the foregoing corporate governance materials is available free of charge upon written request.

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

Risk Factors Relating to the Shipping Industry

Costs and revenues in the shipping industry are volatile.

The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges and currency exchange rates, as well as in vessel charter rates and values, due to changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry. Changes to marine regulatory regimes in the ports at which our vessels call also may increase our costs. Our revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, port congestion, canal closures, political developments, and armed conflicts, acts of terrorism, embargoes, and strikes. Demand for our transportation services is influenced by the demand for the goods we ship, including steel products, metal concentrates and agricultural commodities, which in turn is affected by general economic conditions, commodity prices and competition. Steel products, metal concentrates and  agricultural commodities accounted for approximately 36.5%, 14.5 % and 12.2%, respectively, of our total voyage revenues in 2006. A decrease in demand for these products could adversely affect our results of operations.

Our business depends to a significant degree on the stability and continued growth of the Asian economies.

During the past few years, freight rates for ocean transport, whether computed on a spot or period basis, were at all-time highs, as were prices for both new and secondhand vessels. The strength of the shipping industry in the past several years was attributable, to a significant degree, to the rapid growth of the Chinese economy. Economic growth in China has caused unprecedented demand for raw materials from Latin America, including iron ore, bauxite, soybeans, timber, zinc and manganese and copper. These raw materials generally are transported by ocean freight. The growth of the Chinese economy has stimulated growth in other Asian economies as well. The increased demands for trans-Pacific ocean freight have resulted in increased ocean freight shipping rates, charter rates and vessel values across the globe. Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of Latin American and Asian countries and on the demand for our services and could be expected to result in declines in freight rates and on the value of our vessels. We expect that a significant decline in the Asian economies would have a material adverse effect on our results of operations.

High or volatile oil prices could adversely affect the global economy and our results of operations.

If oil prices remain high for an extended period of time, or experience prolonged volatility, the global economy could weaken significantly. Global recession or depression would significantly reduce the demand for ocean freight while our fuel costs would be increasing. A significant reduction in the demand for ocean freight would have a material and adverse impact on our results of operations and financial condition. In addition, our results of operations would be adversely affected if we were unable to pass increased fuel costs on to our customers.

In the highly competitive international shipping market, we may not be able to compete with new entrants or established companies with greater resources.

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

The operation of our vessels is affected by the requirements of the International Maritime Organization's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Our failure to comply with the ISM Code may subject us to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of, access to, or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

Compliance with environmental and other laws and regulations may adversely affect our business.

Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization, or IMO, conventions and regulations and the International Convention for the Safety of Life at Sea, or SOLAS, which are applicable to all internationally traded vessels, and national, state and local laws and regulations, all of which are amended frequently. Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations, special surveys, drydocking or the addition of new equipment for our vessels. Port authorities in various jurisdictions may demand that repairs be made before allowing a vessel to sail, even though that vessel may be certified as "in class" and in compliance with all relevant maritime conventions. Compliance with these laws and regulations may require significant expenditures, including expenses for ship modifications and changes in operating procedures or penalties for failure to comply with these laws and regulations, which could adversely affect our results of operations.

In the U.S. and in other countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations and may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel. We also may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility. Liability under these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

The shipping industry has inherent operational risks, which may not be adequately covered by insurance.

The operation of any oceangoing vessel carries with it an inherent risk of marine disaster, environmental mishaps and collision or property losses. In the course of operating a vessel, marine disasters such as oil spills and other environmental mishaps, cargo loss or damage, business interruption due to political developments, labor disputes, strikes and adverse weather conditions could result in loss of revenues, liabilities or increased costs. We transport bulk cargoes such as fertilizer, salt and coal which, if not transported properly, could pose a risk to our vessels and to the environment. We cannot assure you that any insurance we maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation or that any insurance claims would be paid or that insurance will be obtainable at reasonable rates in the future. Any significant loss or liability for which we are not insured, or for which our insurers fail to pay us, could have a material adverse effect on our financial condition. In addition, the loss of a vessel would adversely affect our cash flows and results of operations.

Risk associated with the shipping industry could affect our business and reputation, which could adversely affect our results of operations and stock price.

As mentioned above, the operation of ocean going vessels carries inherent risk of marine disaster and environmental mishaps. The involvement of our vessels in a marine disaster and environmental mishap will harm our reputation as a safe and reliable vessel owner and operator and could have a material adverse effect on our financial condition and results of operations and adversely affect our stock price.

Marine claimants could arrest our vessels, which could damage our on-time performance reputation and result in a loss of cash flow.

Under general maritime law in many jurisdictions, crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagors, suppliers of fuel, materials, goods and services to a vessel and shippers and consignees of cargo may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many circumstances, a maritime lien holder may bring an action to enforce its lien by "arresting" a vessel. In some jurisdictions, under the "sister ship" theory of liability, a claimant may arrest not only the vessel subject to the claimant's maritime lien, but also any "associated" vessel owned or controlled by the legal or beneficial owner of that vessel. The arrest of one or more of our vessels could result in a loss of cash flow or require us to pay substantial amounts to have the arrest lifted. Any interruption in our sailing schedule and our on-time performance could adversely affect our customer relationships.

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

Risks Factors Relating to Our Business

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

We have a history of losses.

We have incurred net losses in two of our last five fiscal years. Our ability to generate net income is influenced by a number of factors that are difficult to predict, including changes in global and regional economic conditions and international trade. For example, our history of losses are attributable in part to the acute decline in the Asian and South American economies in 1998 and 1999. Future losses may prevent us from implementing our growth strategies.

We depend upon a limited number of customers for a large part of our revenue.

Three of our customers, Dangote Industries Limited, Nippon Yusen Kaisha, or NYK and Honeywell International Inc. or Honeywell, account for, in aggregate, 22.2% of our 2006 consolidated revenue. We do not have long-term contracts with NYK or Honeywell. If  these customers were to choose not to ship additional cargoes using our vessels, our results of operations could be adversely affected.

As our fleet ages, the risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. As of December 31, 2006, the average age of the 34 vessels in our controlled fleet was 20 years. We estimate that the economic useful life of most multipurpose tweendeckers and handymax bulk carriers is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Some of our dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage our vessels and reduce their useful life, if we do not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives or that we will be able to sell them profitably when we no longer can utilize them in our fleet.

Vessel drydockings could adversely affect our cash flow and results of operations.

We anticipate that we will have an average of approximately 14 vessels per year being drydocked, based on our current fleet of 34 vessels and the requirement to drydock each vessel twice during a five-year cycle. During 2007, we expect to drydock 20 vessels. The higher than normal number of vessels being drydocked in 2007 is principally due to the concurrence of required interim or special surveys for many of the vessels that we acquired in 2005 and 2006. Vessels must be drydocked two times every five years, to coincide with special survey cycles. In addition, we will need to reposition our vessels and  charter-in outside vessels to accommodate our drydocking schedule and business needs. Approximately nine of our vessels regularly trade in the Atlantic and Middle East region; consequently, drydocking our vessels in Chinese shipyards require complex logistics planning. The loss of earnings while the vessels are being drydocked, as well as the repositioning of our vessels in response to the drydockings and the actual costs of the drydockings and possible charter-in expense in response to the drydockings, could have a material adverse effect on our cash flows and results of operations.

Our vessels may suffer damage and we may need to un-expectantly drydock a vessel, which could adversely affect our operations.

If a vessel suffers damage, it may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while the vessel is being repaired and the repositioning of our vessels in response to the unexpected drydocking, as well as the actual costs of the repairs, would have a material adverse effect on our cash flows and results of operations. We may not have insurance that is sufficient to cover all of these costs or losses.

There are few multipurpose tweendeckers available for purchase or hire at favorable rates.

Part of our current business strategy includes growing through the acquisition of additional multipurpose tweendeckers. We believe that only a limited number of vessels of this type have been built in the last 20 years, and suitable vessels are not regularly available for purchase. We must devote significant time and resources to identifying and inspecting suitable vessels. We cannot assure you that we will identify and acquire a sufficient quantity of vessels to maintain our fleet at its current size or support our growth strategy, or that we will be able to acquire suitable vessels at favorable prices.

There are risks associated with the purchase and operation of secondhand vessels.

Our current business strategy involves growing through the purchase of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers. Although we inspect secondhand vessels prior to purchase, an inspection normally would not provide us with the same knowledge about their condition that we would have if they had been built for and operated exclusively by us. Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to undertake costly repairs. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while our vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease our income from operations. We may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance. Our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

The market value of vessels can and do fluctuate significantly.

The market values of vessels is highly volatile and will continue to fluctuate depending on economic and market conditions affecting the shipping industry and prevailing charter hire rates, vessel supply and rates of vessel scrapping, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of new ship buildings. The market price for secondhand vessels during the past few years have been at an all-time high, and we have had to pay more to acquire vessels than in prior years. If the market value of our fleet declines, we may not be able to obtain additional financing or incur debt on terms that are acceptable to us or at all in connection with future vessel acquisitions or obtain additional debt financing for other purposes. A sharp decline in vessel values could cause us to breach some of the covenants contained in the financing agreements relating to our current indebtedness. If we breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our controlled fleet. If the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, that decline would result in a loss that would adversely affect our operating results.

We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy is to continue to grow by increasing the number of vessels in our fleet and by taking advantage of changing market conditions, which may include increasing the frequency of service on routes we already operate or adding new routes and expanding into other regions. Our future growth will depend upon a number of factors, some of which we or our affiliated service companies can control and some of which we or our affiliated service companies cannot control. These factors include our ability to:

•	identify vessels for acquisitions;
•	integrate any acquired vessels successfully with our existing operations;
•	hire, train and retain qualified personnel to manage and operate our growing business and fleet;
•	identify additional new markets and trade routes;
•	recruit, train and retain the port captains and other local staff required for our affiliated service companies to provide the necessary level of service in any new or expanded markets;
•	improve our operating and financial systems and controls; and
•	obtain required financing for our existing and new operations on acceptable terms.

The failure to effectively identify, purchase, develop and integrate any newly acquired vessels could adversely affect our business, financial condition and results of operations. Our current operating and financial systems may not be adequate as we expand the size of our fleet and our attempts to improve those systems may be ineffective. In addition, as we expand our fleet, our service companies will need to hire suitable additional management and administrative personnel and our affiliated service companies will need to recruit and train port captains and other local staff necessary to meet the needs of our growing business. While we have not experienced any difficulty in recruiting to date, we cannot guarantee that we will be able to continue to hire suitable employees as we expand our business. If our operating and financial systems are not effective or we cannot recruit and retain suitable employees as we grow or our affiliated service companies cannot recruit and retain suitable employees, our future operations could be adversely affected.

We may have difficulty in recruiting qualified crew members for our vessels.

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

Under the United States Internal Revenue Code, 50% of the gross shipping income of a corporation that owns or charters vessels, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as United States source shipping income. Our U.S. source shipping income will be subject to either a 4% United States federal income tax without allowance for any deductions or to a net basis tax, unless an exemption is available.

Our ability to qualify for the exemption depends on circumstances related to the ownership of our common shares that are beyond our control and on interpretations of existing Treasury regulations. In particular, if 50% or more of our Class A common shares are held by one or more non-qualified U.S. shareholders, each of whom owns 5% or more of the shares, the exemption would not be available. At December 31, 2006, non-qualified U.S. shareholders who own 5% or more of our shares own an aggregate of 25.0% of our Class A common shares. We cannot assure you that we will qualify for exemption under Section 883 in the future.

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

We derive a significant portion of our voyage revenue from operations in Latin America, Asia, Africa and the Middle East. Our profitability will be affected by changing economic, political and social conditions in these regions. In particular, our operations may be affected by war, terrorism, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations. The economies of the South American countries where we conduct operations have been volatile and subject to prolonged, repeated downturns, recessions and depressions. Adverse economic or political developments or conflicts in these countries could have a material adverse effect on our operations.

Risks Factors Relating to Our Corporate Structure

International, the issuer of our common shares, is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial and other obligations.

International, the issuer of our common shares, is a holding company with no significant assets other than the shares of capital stock of its subsidiaries that conduct all of its operations and own all of its vessels. International derives all of its cash flow from dividends and other payments from its subsidiaries, which in turn derive all of their cash flows from payments from their direct and indirect operations.

We have relied, and will continue to rely, to a significant degree upon an affiliated service company.

We have relied upon and continue to rely upon TBS Commercial Group, an affiliated service company, for agency services that are critical to our business. TBS Commercial Group employs sales and customer service professionals in nine countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers. The loss of this relationship, or the loss or unavailability of our affiliated service company's key employees, would have a material adverse effect on our business, our results of operations and our liquidity.

TBS Commercial Group is a privately held company, and there is little or no publicly available information about it.

The ability of TBS Commercial Group to continue providing critical services for our benefit will depend in part on its own financial strength. Circumstances beyond our control could impair its financial strength and, because TBS Commercial Group is privately held, it is unlikely that information about its financial strength would become public. As a result, an investor in our common shares might have little advance warning of problems affecting TBS Commercial Group, even though these problems could have a material adverse effect on us.

The interests of our controlling shareholders could be adverse to your interests as a public shareholder.

The individuals who control us and TBS Commercial Group could use their controlling interests in us and in TBS Commercial Group to shift revenues and operating income from us to TBS Commercial Group, for their individual benefit and contrary to the interests of our public shareholders. For example, these individuals could cause us to pay above-market fees to TBS Commercial Group or to permit TBS Commercial Group to take advantage of corporate opportunities. Because we are subject to Bermuda law, which may differ from the statutes and judicial precedents in existence in United States jurisdictions, we cannot assure you that these potential conflicts of interest will be handled in the best interests of our public shareholders.

Agreements between us and our affiliated service company may be less favorable to us than agreements that we could obtain from unaffiliated third parties.

The individuals who control us and TBS Commercial Group have the ability, subject to the approval of the compensation committee of our board of directors, to amend the existing agreements to their benefit as owners of TBS Commercial Group and against the interests of our public shareholders. If that happens, our public shareholders may have difficulty enforcing their rights under Bermuda law. In addition, either party may terminate the agreements under which TBS Commercial Group provides these services to us.

Risk Factors Related to Our Financing

Our credit facilities currently impose, and it is possible that any additional debt incurred could impose, significant operating and financial restrictions on us.

Some of the restrictions will limit our ability to:

•	create certain liens;
•	create, incur or assume additional indebtedness;
•	make or hold certain investments;
•	merge, dissolve, liquidate consolidate or dispose of all or substantially all of our assets;
•	prohibit or limit the declaration or payment of dividends or other distribution;
•	purchase, redeem, or retire any capital stock or other equity interest or return any capital;
•	materially change our business;
•	engage in transactions with affiliates; and
•	enter into burdensome agreements.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

Our credit facilities require us to maintain specified financial ratios and satisfy financial covenants.

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

Risk Factors Related to Our Common Stock

We are a Bermuda company, and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers.

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

Our bye-laws, as amended, contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions will provide for:

•	restrictions on the time period in which directors may be nominated,
•	our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval, and
•
an affirmative vote of the holders of shares carrying at least 66% of the votes attaching to our issued and outstanding shares for certain "business combination" transactions that have not been approved by our board of directors.

These provisions could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our fleet is described in Item 1. Business - Fleet Overview. Most of our vessels are mortgaged to secure our credit facilities.

We lease two properties used by our service company subsidiaries for the administration of our operations. Our principal office, which is located in Yonkers, New York and is approximately 15,000 square feet, is leased from our chairman and chief executive officer. The lease, which expires on December 31, 2008, provides for rent of $20,000 per month, plus operating expenses including real estate taxes. The lease contains five three-year renewal options. Through our subsidiary Roymar we lease office space located in Scarsdale, New York, under a lease expiring October 31, 2007. The lease contains two one-year renewal options and requires us to pay additional rent for real estate tax escalations.  On November 3, 2006, the lease was modified to add an additional 1,320 square feet, increasing the space rented to 10,520 square feet from 9,200 square feet. Consequently, monthly rents have increased $3,053 to $24,328 from $21,725.

We believe that our facilities are generally adequate for current and anticipated future use.

Item 3. Legal Proceedings

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company, through a subsidiary, sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London before an arbitration tribunal selected by the Company and the seller. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and we deposited, on June 6, 2005, $750,000 in escrow to provide counter-security for estimated arbitration/litigation costs as required under English law. On August 17, 2005, we obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006, as disclosed in our quarterly report for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006. On September 4, 2006, the Arbitrator issued a decision in our favor, finding that the seller was in breach of the contract and that the seller is responsible for the cost of repair and cleaning. We anticipate receiving an award of between $0.9 million and $1.0 million as disclosed in our quarterly report for the quarter ended September 30, 2006, filed with the SEC on November 8, 2006. In October 2006, our counter security of $532,500 was returned with interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

From the start of trading of our stock on June 24, 2005, the Class A Common Shares of TBS International Limited traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol "TBSI".

The following table sets forth for the periods indicated, since our initial public offering, the high and low prices for the common shares as reported on the NASDAQ Global Market/NASDAQ National Market:

Year Ended December 31, 2006	HIGH	LOW
Fourth Quarter	$8.90	$7.44
Third Quarter	$7.81	$5.75
Second Quarter	$6.75	$5.33
First Quarter	$7.85	$6.05

Year Ended December 31, 2005	HIGH	LOW
Fourth Quarter	$10.98	$5.82
Third Quarter	$12.94	$9.21
Second Quarter	$10.15	$10.00

The graph below sets fourth a comparison of the change in the cumulative total shareholder return on the Company's Class A common shares against the cumulative total return of  the NASDAQ Composite Index, a broad-based market index, and the NASDAQ Transportation Index, a peer group of common stocks of companies in the transportation industry.  The graph covers the period from the closing price on the date of our Initial Public Offering (June 24, 2005) to the closing price on December 31, 2005 and 2006, assuming an initial investment of $100.

	June 24, 2005	December 31, 2005	December 31, 2006

TBSI	$100.00	$65.42	$86.11
NASDAQ Transportation Index	100.00	117.70	124.67
NASDAQ Composite Index	100.00	107.21	117.42

Holders

As of February 22, 2007, there were 2,234 holders of record of our Class A Common Shares and 12 holders of record of our Class B Common Shares.

Dividend and Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. Because International is a holding company with no material assets other than the stock of its subsidiaries, its ability to pay dividends will depend on the earnings and cash flow of its subsidiaries and their ability to pay dividends to International. Provisions of our debt instrument and related loan agreements with The Royal Bank of Scotland prevent one of our subsidiaries from paying dividends to us. Provisions of our debt instrument and related loan agreements for our syndicated credit facility allow the subsidiaries borrowing under the credit facility to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% of our prior year’s consolidated net income. These restrictions may restrict International’s ability to pay dividends on our common shares.

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

Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2006 is disclosed in note "20 — Stock Plans " to our consolidated financial statements.

Item 6. Selected Financial Data

The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except for share and per share amounts)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(See note (1) below)
Revenue
Voyage revenue	$94,338	$119,528	$157,794	$175,596	$189,012
Time charter revenue	7,421	23,625	50,746	71,456	63,114
Other revenue	65	193	267	979	1,460
Revenue	101,824	143,346	208,807	248,031	253,586

Operating expenses
Voyage	48,713	52,454	60,692	75,291	83,254
Vessel	34,067	61,192	77,145	68,711	63,205
Depreciation and amortization of vessels
and other fixed assets	6,877	7,776	11,005	19,537	29,867
Management fees	3,237	3,864	4,414	2,624
General and administrative	4,684	6,464	7,347	17,618	27,256
(Gain) Loss from sale of vessels (2)		9,905			(2,180)
Operating expenses	97,578	141,655	160,603	183,781	201,402
Income from operations	4,246	1,691	48,204	64,250	52,184

Other (expenses) and income
Interest expense	(5,321)	(5,145)	(5,148)	(9,346)	(11,577)
Interest and other income	23	68	111	752	1,810
Gain (loss) on early extinguishment of debt (2) (3)		2,373			(3,357)
Deemed preference dividends and accretion		(829)
Total other (expenses) and income	(5,298)	(3,533)	(5,037)	(8,594)	(13,124)

Net (loss) income	(1,052)	(1,842)	43,167	55,656	39,060

Deemed preference dividends and accretion	(1,491)	(797)
Amount allocated to participating preferred shareholders			(11,843)	(5,706)
Net (loss) income available for common shareholders	$(2,543)	$(2,639)	$31,324	$49,950	$39,060

Net (loss) income per common share
Basic	$(0.25)	$(0.26)	$3.07	$2.28	$1.40
Diluted	$(0.25)	$(0.26)	$1.54	$2.05	$1.39
Weighted average common shares outstanding
Basic (4) (5)	10,187,795	10,187,795	10,187,795	21,870,160	27,998,843
Diluted (4) (5)	10,187,795	10,187,795	20,385,775	24,310,909	28,088,310

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(See note (1) below)
Balance Sheet Data:
Cash and cash equivalents	$3,799	$8,641	$21,674	$27,158	$12,007
Working capital	3,718	8,663	10,831	(866)	(3,816)
Total assets	87,814	83,610	159,929	344,671	403,091
Long-term debt, including current portion	43,275	6,097	38,511	105,737	125,804
Obligations under capital leases, including current portion	11,714	42,637	34,642	24,703	21,355
Mandatorily redeemable preference shares (6)	12,755	14,382	-	-	-
Total shareholders' equity	9,083	8,597	65,996	184,207	223,604

	Year Ended December 31,
	2002	2003	2004	2005	2006
Other Operating Data:
Controlled vessels (at end of period) (7)	13	13	18	31	34
Chartered vessels (at end of period) (8)	9	11	10	6	1
Voyage Days (9)	6,823	9,033	8,892	10,885	12,119
Vessel days (10)	6,937	9,116	9,138	11,264	12,701
Tons of cargo shipped (11)	2,936	5,907	3,658	3,170	4,368
Revenue per ton (12)	$32.13	$20.24	$43.13	$55.39	$43.27
Tons of cargo shipped, excluding aggregates (11)(13)	2,482	2,582	2,837	3,092	3,227
Revenue per ton, excluding aggregates (11)(13)	$37.36	$39.27	$52.79	$56.58	$55.25
Chartered -out days	1,001	2,439	2,780	4,257	4,301
Chartered -out rate per day	$7,413	$9,686	$18,254	$16,785	$14,674

(1)
Financial data for years 2002, 2003, 2004, and 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs to the deferral method. The new method of accounting for drydocking costs was adopted because of changes made on September 8, 2006, by the Financial Accounting Standards Board to certain provisions in the American Institute of Certified Public Accountants, Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to both the aviation and maritime industries. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The impact of this accounting change on each of the financial statement line items presented above that were affected by the change, is as follows:

	Year Ended December 31,
	2002		2003		2004		2005
	As Originally	As	As Originally	As	As Originally	As	As Originally	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	(In Thousands, except for per share amounts)

Vessel expense	$35,133	$34,067	$62,234	$61,192	$79,273	$77,145	$72,609	$68,711
Depreciation and amortization of vessels and other fixed assets	$6,282	$6,877	$6,887	$7,776	$10,137	$11,005	$18,021	$19,537
Operating expenses	$98,049	$97,578	$141,807	$141,655	$161,863	$160,603	$186,163	$183,781
Income from operations	$3,775	$4,246	$1,539	$1,691	$46,944	$48,204	$61,868	$64,250
Net (loss) income	$(1,523)	$(1,052)	$(1,994)	$(1,842)	$41,907	$43,167	$53,274	$55,656
Amount allocated to participating preferred shareholders					(11,497)	$(11,843)	$(5,461)	$(5,706)
Net(loss) income available for common shareholders	$(3,014)	$(2,543)	$(2,791)	$(2,639)	$30,410	$31,324	$47,813	$49,950
Net (loss) income per common share
Basic	$(0.30)	$(0.25)	$(0.27)	$(0.26)	$2.98	$3.07	$2.19	$2.28
Diluted	$(0.30)	$(0.25)	$(0.27)	$(0.26)	$1.49	$1.54	$1.97	$2.05
Working capital	$3,146	$3,718	$6,487	$8,663	$9,566	$10,831	$(5,055)	$(866)
Total assets	$87,914	$87,814	$83,009	$83,610	$157,159	$159,929	$342,442	$344,671

See notes "3 — Change in Accounting Method for Drydocking Costs" and "26 — Selected Quarterly Financial Information (unaudited)" to our consolidated financial statements for the impact of the adjustment on previously reported consolidated financial statements.

(2)
In 2003, the amount of loss on sale of vessels represents the excess of the price paid to us over the book value of seven vessels that we sold in December 2003 and one vessel that we sold in October 2003. We used the proceeds from the December 2003 sale to repurchase outstanding senior secured debt relating to the sold vessels, on which we recorded a gain of $2.4 million. The 2006 gain on sale of vessel represents the gain on the sale of the Dakota Belle.

(3)
In 2006 the amount represents the write-off of unamortized debt finance costs of $1.3 million and the payment of loan prepayment fees of $2.1 million when we repaid most of our then existing credit facilities in July 2006 with our $140.0 million syndicated credit facility.

(4)
Basic and diluted weighted average common shares for 2002 through 2004 reflect the 2.5 to 1 adjustment for the consolidation and redesignation of common shares made June 29, 2005. See notes "18 - Equity Transactions" and "19 - Earnings Per Share" to our consolidated financial statements.

(5)
Diluted weighted average common shares outstanding for 2006 includes 89,467 weighted average common shares relating to the restricted Class A common shares granted to our chief financial officer and to our independent directors at the time of our initial public offering. Diluted weighted average common shares outstanding for 2005 includes 2,387,497 weighted average common shares issuable under the exercise of warrants and 53,252 weighted average common shares relating to the restricted Class A common shares granted to our chief financial officer and to our independent directors at the time of our initial public offering. Diluted weighted average common shares outstanding for 2004 includes 10,197,980 common shares issuable on the exercise of exercisable warrants. Diluted weighted average common shares outstanding for 2002 includes 9,108,333 common shares for the Series A, B and C warrants.

(6)
Mandatorily redeemable preference shares were classified as a liability as of December 31, 2003 in accordance with FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which became effective for us during the third quarter ended September 30, 2003.

(7)	Controlled vessels are vessels that we own or charter-in with an option to purchase. As of December 31, 2006, seven vessels in our controlled fleet were chartered-in with an option to purchase.

(8)	Represents both vessels that we charter-in under short-term charters (less than one year at the start of the charter) and charter-in of vessels under long-term charters without an option to purchase.

(9)	Represents the number of days controlled and time-chartered vessels were operated by us, excluding off-hire days.

(10)
Represents the number of days that relate to vessel expense for controlled and time-chartered vessels. Vessel expense relating to controlled vessels is based on a 365-day year. Vessel expense relating to chartered-in vessels is based on the actual number of days we operated the vessel, excluding off-hire days.

(11)	In thousands.

(12)
Revenue per ton is a measurement unit for cargo carried that is dependent upon the weight of the cargo and has been calculated using number of tons on which revenue is calculated, excluding time charter revenue.

(13)
Aggregates represent high-volume, low-freighted cargo. Including aggregates, therefore, can overstate the amount of tons that we carry on a regular basis and reduce our revenue per ton. We regularly carried aggregates in all years except 2005 when we temporarily suspended  the transport of aggregates. We believe that the exclusion of aggregates better reflects our cargo shipped and revenue per ton data for our principal services.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is a discussion of our financial condition at December 31, 2006 and 2005 and our results of operations comparing the years ended December 31, 2006 and 2005 and the years ended December 31, 2005 and 2004. You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Annual Report.

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

The $12.1 million decrease in income from operations for 2006 as compared to 2005 was mainly attributable to an increase in voyage expense, specifically fuel costs, depreciation and general and administrative expense reduced by the gain on sale of the Dakota Belle and a decrease in management fees and vessels costs. The net increase in expenses was partially offset by an increase in revenue, which increased due to higher revenue tons carried.

In the last three years, our fleet has grown from 12 to 34 vessels. These vessels must be drydocked two times every five years, to coincide with special survey cycles. Thus, our fleet of 34 vessels at December 31, 2006, would result in 68 drydockings over 5 years or an average of 14 vessels per year. The vessels that we acquired recently in 2005 and 2006 were of varying ages and had differing drydock and survey positions; consequently, we expect to drydock approximately 20 vessels in 2007 requiring approximately 783 drydock days. In 2005 we drydocked three vessels for 66 days, one of which took 25 days in 2006 to complete, and in 2006 we drydocked nine vessels for 304 days

We have a program to maintain and upgrade our vessels to the highest standards. In view of the fact that our fleet will have an average age of about 21 years in 2007, we have decided to make steel renewals and reinforcements on many of the vessels scheduled for drydocking. This additional work is being done in anticipation of the steel renewals that might be required during the next 5 to 10 years. As part of our program, we anticipated that the next series of vessels scheduled for drydocking after 2007 will also have extensive steel renewal in anticipation of the steel renewals that might be required. We estimate that vessel drydockings that require less than 75 metric tons of steel renewal will take from 25 to 30 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 40 to 65 days. Our estimates are based on current and anticipated congestion in the Chinese repair shipyards, which could be adversely affected by any unanticipated weather or congestion in the shipyard. We estimate the total drydock cost for the 20 vessels, including the Nanticoke Belle, which is expected to be delivered in late March or early April 2007, to be approximately $18.0 million.

Our anticipated 2007 drydocking schedule is as follows:

•
First quarter of 2007, eight vessels requiring about 1,100 metric tons of steel and about 216 drydock days.  We anticipate four vessels will require an additional 62 drydock  days that will extend into the second quarter of 2007;

•
Second quarter of 2007, seven vessels requiring about 1,050 metric tons of steel and about 261 drydock days. We anticipate two vessels will require an additional 49 drydock  days that will extend into the third quarter of 2007;

•
 Third quarter 2007, four vessels requiring about 950 metric tons of steel and about 143 drydock days.  We anticipate one vessel will require an additional 27 drydock  days that will extend into the fourth quarter of 2007;

•	Fourth quarter 2007, one vessel requiring about 75 metric tons of steel and about 25 days in drydock.

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

Vessel expenses are vessel operating expenses that consist of, crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses  for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). The costs are paid by our subsidiaries.

Depreciation and amortization expense through December 31, 2004 was computed on the basis of 25-year useful lives for our vessels and, beginning on January 1, 2005 was computed on the basis of 30-year useful lives for our vessels. The change in estimated useful life reflects a change in the industry's expected commercial life of a vessel, as demonstrated by the strong market prices realized on older vessels. The impact of this change in estimate for 2006 and 2005 increased our net income by $37.2 million and $19.1 million, respectively. Approximately 69% or $25.7 million of the $37.2 million impact of the change in estimate for 2006, relates to vessels that we acquired in 2005 and 2006.

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

These management fees and commissions were fixed under agreements that originally were negotiated during our Chapter 11 proceeding in 2002 with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and were approved by our board of directors. Renewal of the current management agreements with TBS Commercial Group and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our board of directors.

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

Most vessels are sold under a standardized agreement, which, among other things, provides the buyer with the right to inspect the vessel and the vessel's classification society records. The standard agreement does not give the buyer the right to inspect, or receive copies of, the historical operating data of the vessel and does not provide for financial information or historical results for the vessel to be made available to the buyer. Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel. In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.

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

The Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 98-3, which states that "for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers." The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:

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

The revenue-producing activity of the vessels we purchase will be generated from carrying cargoes for our customers on the routes we serve. The vessels we purchase are operated by different parties than their former owners, serve different customers, carry different cargoes, charge different rates, cover different routes and, in all respects engage in a different business with different revenues, costs and operating margins.

In short, all of the most important elements of operating the assets — in fact, all of the elements of the business of ocean transportation other than the vessels themselves — are not being purchased with the vessels but will depend on our skill and expertise.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Effective January 1, 2006, our drydocking expense and surveys are being accounted for using the deferral method. Accordingly, vessel expense and depreciation and amortization for 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs. The new method was adopted because of changes made by the Financial Accounting Standards Board on September 8, 2006, to certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the  maritime industry. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The impact of this accounting change for 2005 increased our net income by $2,382,241. See  notes "3 — Change in Accounting Method for Drydocking costs" and "26 — Selected Quarterly Financial Information (unaudited)" to our consolidated financial statements, for the impact of the adjustment on previously reported financial statements and selected quarterly financial information, respectively.

	Year Ended December 31,
	2005		2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
	(as adjusted)
Voyage revenue	$175,596	70.8	$189,012	74.5	$13,416	7.6
Time charter revenue	71,456	28.8	63,114	24.9	(8,342)	(11.7)
Other revenue	979	0.4	1,460	0.6	481	49.1
Total revenue	248,031	100.0	253,586	100.0	5,555	2.2

Voyage expense	75,291	30.3	83,254	32.8	7,963	10.6
Vessel expense	68,711	27.7	63,205	24.9	(5,506)	(8.0)
Depreciation and amortization	19,537	7.9	29,867	11.8	10,330	52.9
Management fees	2,624	1.1			(2,624)	(100.0)
General and administrative	17,618	7.1	27,256	10.8	9,638	54.7
Gain from sale of vessel			(2,180)	(0.9)	(2,180)
Total operating expenses	183,781	74.1	201,402	79.4	17,621	9.6
Income from operations	64,250	25.9	52,184	20.6	(12,066)	(18.8)
Other (expenses) and income
Interest expense	(9,346)	(3.7)	(11,577)	(4.6)	(2,231)	23.9
Loss on early extinguishment of debt			(3,357)	(1.3)	(3,357)
Other income	752	0.3	1,810	0.7	1,058	140.7
Net income	$55,656	22.5	$39,060	15.4	$(16,596)	(29.8)

Voyage revenue

Voyage revenue for 2006 as compared to 2005 increased 7.6% due to an increase in revenue tons offset by a decrease in freight rates. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons and freight rates.

Revenue tons carried for 2006 as compared to 2005 increased 1,197,748 tons or 37.8% to 4,367,779 tons for 2006 from 3,170,031 tons for 2005. The increase in revenue tons carried is due to an increase in aggregate bulk cargo carried and an increase in the number of vessels in our fleet, which resulted in a higher number of voyages.

Average freight rates for 2006 as compared to 2005 decreased $12.12 per ton or 21.9% to $43.27 per ton in 2006 from $55.39 per ton for 2005. Freight rates, not under contracts, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in freight rates was mainly due to the increase in revenue tons for the low-freighted aggregate cargo.

For 2006 and 2005 we had contracts of affreightment under which we carried approximately 1,947,261 and 43,478 revenue tons and generated $56.1 million and $5.9 million of voyage revenue, respectively. Contracts of affreightment outstanding at December 31, 2006 expire through May 2009.

Included in voyage revenue is revenue from high-volume, low-freighted aggregate bulk cargo. Excluding this type of bulk cargo, of which we carried 1,140,830 tons and 78,338 tons during 2006 and 2005 respectively, average freight rates would have been $55.25 per ton and $56.58 per ton for 2006 and 2005 respectively.

The increase in weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, and the (decrease)/increase in freight rates for the years 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
Number of vessels (1)	17	18	21
Freight voyage days (2)	6,112	6,628	7,818
Days on hire (3)	6,358	7,007	8,102
Freight Rates (4)
For all cargoes	$43.13	$55.39	$43.27
Excluding aggregates	$52.79	$56.58	$55.25
Daily time charter equivalent rates (5)	$15,538	$14,456	$12,650

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
(5)
Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the year divided by the number of available days during the year.  Voyage expenses include the following expenses: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The following table shows revenues attributed to our principal cargoes:

	Year Ended December 31,
	2005		2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$71,952	41.0	$68,921	36.5	$(3,031)	(4.2)
Metal concentrates	26,070	14.8	27,473	14.5	1,403	5.4
Other bulk cargo	20,485	11.7	25,027	13.3	4,542	22.2
Agricultural products	8,426	4.8	23,152	12.2	14,726	174.8
Project cargo	1,164	0.7	11,884	6.3	10,720	921.0
Rolling stock	14,385	8.2	9,739	5.2	(4,646)	(32.3)
General cargo	9,884	5.6	6,878	3.6	(3,006)	(30.4)
Fertilizers	14,596	8.3	6,499	3.4	(8,097)	(55.5)
Automotive products	3,880	2.2	4,568	2.4	688	17.7
Other	4,754	2.7	4,871	2.6	117	2.5
Total voyage revenue	$175,596	100.0	$189,012	100.0	$13,416	7.6

Time charter revenue

Time charter revenue decreased 11.7% for 2006 as compared to 2005. As mentioned in components of revenue and expense above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Average charter hire rate decreased $2,111 per day, or 12.6%, to $14,674 per day for 2006 from $16,785 per day for 2005. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in average time charter rates for 2006 compared to 2005 is reflective of higher than usual rates that we received in 2005. Charter hire rates have improved during the second half of 2006 as the overall worldwide shipping markets have improved.

During 2006 and 2005, we had five vessels chartered-out under long-term charters with average daily rates of $17,332 and $17,830 respectively, which made up $18.9 million and $27.0 million of time charter revenue, respectively. At December 31, 2006, these long-term time charters expire through August 2007.

The number of vessels time chartered out, time charter days, and daily charter rates for each of the three years from 2004 through 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
Number of vessels (1)	8	12	12
Time Charter days (2)	2,780	4,257	4,301
Daily charter hire rates (3)	$18,254	$16,785	$14,674
Daily time charter equivalent rates (4)	$17,010	$15,797	$13,604

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the year reduced by commissions divided by the number of available days during the year.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

The following table shows the change in the number of freight voyage days and time charter days in 2006 as compared to 2005.

	Year Ended December 31,
	2005	2006	Increase (Decrease)
Freight voyage days	6,628	7,818	1,190	18.0%
Time charter days	4,257	4,301	44	1.0%
Total voyage days	10,885	12,119	1,234	11.3%

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense as well as commissions and bunker fuel costs.

The principal components of voyage expense were as follows:

	Year Ended December 31,
	2005			2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue
Fuel expense	$27,962	37.1	11.2	$37,041	44.5	14.6	$9,079	32.5	3.4
Commission expense	12,570	16.7	5.1	10,365	12.4	4.1	(2,205)	(17.5)	(1.0)
Port call expense	17,021	22.6	6.9	17,023	20.4	6.7	2	-	(0.2)
Stevedore and other cargo-related expense	10,901	14.5	4.4	11,968	14.4	4.7	1,067	9.8	0.3
Miscellaneous voyage expense	6,837	9.1	2.7	6,857	8.3	2.7	20	0.3	-
Voyage expense	$75,291	100.0	30.3	$83,254	100.0	32.8	$7,963	10.6	2.5

Voyage expense increased 10.6% for 2006 as compared to 2005, principally due to an increase in fuel expense.

The 2.5% increase in voyage expense as a percentage of total revenue to 32.8% for 2006 as compared to 30.3% of total revenue for 2005, was primarily due to an increase in fuel expense which could not be fully recovered from our customers.

The 32.5% increase in fuel expense was due to an increase in the average price per metric ton ("MT") and an increase in consumption. For 2006, the average price per MT increased to $367 per MT as compared to $300 per MT for 2005. Consumption also increased for 2006 to 100,930 MT from 93,294 MT for 2005. Average fuel cost per freight voyage day was $4,738 during 2006 and $4,219 during 2005.

The 17.5% decrease in commission expense for 2006 as compared to 2005 was primarily due to the re-characterization of expenses due to our acquisition of TBS Shipping Services in June 2005 in connection with our initial public offering.

Port call expense for 2006 as compared to 2005 was flat. The key factors driving port call expense are the number of port calls made by vessels, and to a lesser extent, port days. The number of port calls decreased to 853 port calls for 2006 from 873 port calls for 2005

The 9.8% increased in stevedore and other cargo-related expense for 2006 as compared to 2005 was primarily due to an increase in cargo volumes. Cargo volumes increased to 4,367,779 revenue tons for 2006 from 3,170,031 revenue tons for 2005.  Stevedore and other cargo-related expense fluctuate based on cargo volumes and the shipping terms that the cargo is booked under.  The increase in stevedore and other cargo-related costs due to the increase in cargo volumes was partially offset by an increase in cargo booked under "free-in free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage such as charter hire rates for vessels we charter-in, maintenance, insurance, and crewing expenses for vessels we control.

Vessel expense for 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs to the deferral method as previously discussed. The impact of this accounting change decreased owned vessel expense by $3,898,029 in 2005 from the amount previously reported.

The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2005		2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
	(as adjusted)
Chartered-in vessel expense	$31,119	45.3	$16,503	26.1	$(14,616)	(47.0)
Owned vessel expense	34,839	50.7	44,750	70.8	9,911	28.4
Space charter expense	2,753	4.0	1,952	3.1	(801)	(29.1)
Vessel expense	$68,711	100.0	$63,205	100.0	$(5,506)	(8.0)

The 8% decrease in vessel expense in 2006 as compared to 2005 was primarily due to a reduction in the number of chartered-in vessels and hire rates that we paid for chartered-in vessels offset by an increase in our owned vessel fleet.

The 47% decrease in chartered-in vessels in 2006 as compared to 2005 resulted from our chartering-in vessels for 836 fewer vessel days in 2006. We chartered-in vessels for 1,103 days during 2006 compared to 1,939 days during 2005. Adding to the decrease, the average rate per day we paid to charter in vessels decreased $1,087 per day to $14,962 per day in 2006 compared to $16,049 per day in 2005.

The 2.8% decrease in vessel expense as a percentage of total revenue to 24.9% of total revenue for 2006 as compared to 27.7% of total revenue for 2005, was primarily due to a growth of our controlled fleet which increased owned vessel expense and decreased chartered-in vessel expense.

Depreciation and amortization

Depreciation and amortization for 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs as previously discussed. The impact of this accounting change increased depreciation and amortization by $1,515,788 in 2005 over the amount previously reported. The $10.4 million increase in depreciation and amortization expense to $29.9 million in 2006 as compared to $19.5 million in 2005 was mainly due to the growth of our controlled fleet, which increased to an average of 32 vessels in 2006 from an average of 25 vessels in 2005.

Management fees

The following table sets forth the components of management fees:
	Year Ended December 31,
	2005		2006		Increase (Decrease)
	In Thousands	As a % of Management Fees	In Thousands	As a % of Management Fees	In Thousands	Percentage
Technical management fees	$1,413	53.8	$-	-	$(1,413)	(100.0)
Operational management fees	1,211	46.2	-	-	(1,211)	(100.0)
Total management fees	$2,624	100.0	$-	-	$(2,624)	(100.0)

We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies and accordingly their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. Management fees shown above in 2005 include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees; however, the fees have been eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses.

Technical management fees before elimination were $4.6 million in 2006 and $3.6 million in 2005. For 2006, the entire amount of technical management fees was eliminated in consolidation, while in 2005 only the amount of technical management fess subsequent to our acquisition of the company in June 2005, as discussed above, of $2.2 million was eliminated. The increase in technical management fees before elimination was primarily due to an increase in the average number of vessels under management, which increased to an average of 32 vessels in 2006 from an average of 25 vessels in 2005.

Operational management fees before elimination were $3.4 million in 2006 and $3.0 million in 2005. For 2006 the entire amount of operational management fees was eliminated in consolidation, while in 2005 only the amount of operational management fess subsequent to our acquisition of the company in June 2005, as discussed above, of $1.8 million was eliminated. Operational management fees are based on voyage days, which increased 1,234 days or 11.3% to 12,119 days in 2006 as compared to 10,885 days in 2005.

General and administrative expense

The $9.7 million increase in general and administrative expense for 2006 as compared to 2005 was primarily due to $3.5 million of additional professional fees that we incurred as a public company, including consulting fees dealing with the re-engineering of certain of our business processes to better meet our business needs as we grow. General and administrative expenses also increased due to a $4.2 million increase in salary and related costs (see below for a further explanation), a $0.4 million increase in travel costs and a $1.6 million increase in other and miscellaneous expenses (principally office overhead costs) for 2006 as compared to 2005.

The increase in salary and related costs is a result of the timing of our acquisition of Roymar and TBS Shipping in late June 2005. Roymar and TBS Shipping account for all of our employees and prior to our acquisition of these companies charged us a management fee and commissions. Salary and related costs for 2006 was approximately $16.3 million and represents 12 months of payroll costs. Salary and related costs for 2005 was approximately $12.1 million and represents 6 months of payroll costs from the date of our acquisition of Roymar and TBS plus one-time salary and related costs. Included in 2005 salary and related costs is a one-time bonus of $2.2 million paid in June 2005 to our chief financial officer and a one-time share grant to our employees and related payroll taxes of $1.9 million made in connection with our initial public offering. Deducting these one-time costs and annualizing our 2005 payroll and related costs, payroll and related costs for 2006 are slightly higher.

Other and miscellaneous costs, such as travel and representation costs, rents, utilities and other overhead costs for 2006 include a full year of costs. However, as with salary and related costs, other and miscellaneous costs for 2005 include only one-half year of costs from the date of our acquisition of Roymar and TBS Shipping Services in late June 2005.

Prior to our acquisition of Roymar and TBS Shipping Services, we were charged management fees and commissions and these costs were reflected as management fees and as commissions included in voyage expense and not as general and administrative costs.

Income from operations

The $12.1 million decrease in income from operations for 2006 as compared to 2005, as adjusted was mainly attributable to an increase in voyage expense, specifically fuel costs, as well as depreciation, and general and administrative expenses reduced by the gain on sale of vessel and a decrease in management fees, commissions and vessel expense. As discussed above, due to our acquisition of Roymar and TBS Shipping Services in late June 2005, management and commission charges were eliminated in the consolidation of our financial statements and the related costs were reflected in general and administrative expense. The net increase in expenses was partially offset by an increase in revenue. For the same reasons, our operating margin decreased to 20.6% for 2006 from 25.9% for 2005.

Interest expense

The $2.3 million increase in interest expense for 2006 as compared to 2005 was primarily due to higher average debt levels and  higher interest rates during 2006 as compared to 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Vessel expense and depreciation and amortization for 2004, and 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs to the deferral method. The new method of accounting for drydocking costs was adopted because of changes made by the Financial Accounting Standards Board on September 8, 2006 as previously discussed. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The impact of this accounting change for 2005 and 2004 increased our net income by $2,382,241, and $1,259,995, respectively. See notes "3 — Change in Accounting Method for Drydocking costs" and "26 — Selected Quarterly Financial Information (unaudited)" to our consolidated financial statements, for the impact of the adjustment on previously reported financial statements and selected quarterly financial information for 2005, respectively.

	Year Ended December 31,
	2004		2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
	(as adjusted)		(as adjusted)
Voyage revenue	$157,794	75.6	$175,596	70.8	$17,802	11.3
Time charter revenue	50,746	24.3	71,456	28.8	20,710	40.8
Other revenue	267	0.1	979	0.4	712	266.7
Total revenue	208,807	100.0	248,031	100.0	39,224	18.8

Voyage expense	60,692	29.1	75,291	30.4	14,599	24.1
Vessel expense	77,145	36.9	68,711	27.7	(8,434)	(10.9)
Depreciation and amortization	11,005	5.3	19,537	7.9	8,532	77.5
Management and agency fees	4,414	2.1	2,624	1.1	(1,790)	(40.6)
General and administrative	7,347	3.5	17,618	7.1	10,271	139.8
Total operating expenses	160,603	76.9	183,781	74.1	23,178	14.4
Income from operations	48,204	23.1	64,250	25.9	16,046	33.3
Other (expenses) and income
Interest expense	(5,148)	(2.5)	(9,346)	(3.8)	4,198	(81.5)
Other income	111	0.2	752	0.3	641
Net income	$43,167	20.8	$55,656	22.4	$12,489	28.9

Voyage revenue

The $17.8 million or 11.3% increase in our voyage revenue for 2005 as compared to 2004 was due to an average freight rate increase of $12.26 per ton, or 28.4%, from $43.13 per ton for 2004 to $55.39 per ton for 2005. The effect of the increase in freight rate was reduced by a decrease in cargo volume of 488,336 tons, or 13.3%, from 3,658,367 tons for 2004 to 3,170,031 tons for 2005. The decrease in cargo volume was due to a decrease of 743,435 tons of aggregates bulk cargo in 2005 as compared to 2004 offset by an increase of 255,099 tons in 2005 in cargo other than aggregates. Excluding high-volume, low-freighted aggregates bulk cargo, which we did not regularly transport in 2005, average freight rates increased 7.2% from $52.79 per ton in 2004 to $56.58 per ton in 2005.

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

Time charter revenue

The $20.7 million, or 40.8%, increase in time charter revenue for 2005 over 2004 was attributed to an increase in the chartered out vessel days offset by a decrease in the average daily charter hire rate. The chartered vessel days increased 1,477 days, or 53.1% to 4,257 days during  2005 as compared to 2,780 days during 2004 . The increase in days was due to an increase in our fleet. The average charter hire rate decreased $1,469 per day or 8.0% to $16,785 for 2005 as compared to $18,254 for 2004 due to a softening in the overall shipping market in 2005 compared to 2004.

The following table shows the change in the number of freight voyage days and time charter days in 2005 compared to 2004.

	Year Ended December 31,
	2004	2005	Increase (Decrease)
Freight voyage days	6,112	6,628	516	8.4%
Time charter days	2,780	4,257	1,477	53.1%
Total voyage days	8,892	10,885	1,993	22.4%

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, as well as commissions and bunker fuel costs.

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

The 24.1% increase in voyage expense in 2005 as compared to 2004 was mainly due to the increases in fuel expenses and port call expense. The 52.2% increase in fuel expense in 2005 over 2004 was attributed to an increase in both the average price per metric ton ("MT") from $220 per MT in 2004 to $300 per MT in 2005 and an increase in consumption from 83,393 MT in 2004 to 93,294 MT in 2005. The 22.2% increase in port call expense in 2005 as compared to 2004 was primarily due to the increased number of port calls we made in 2005, which increased from 775 port calls in 2004 to 873 port calls in 2005 due to the growth of our business and fleet in 2005.

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

The 6.9% decrease in commission expense in 2005 as compared to 2004 was principally due to the re-characterization of expenses due to our acquisition of TBS Shipping Services in June 2005 in connection with our initial public offering. After the acquisition, $2.7 million of commissions paid to TBS Shipping Services were eliminated in consolidation and the operating expenses of TBS Shipping Services were included in our consolidation as general and administrative expenses. Offsetting the decrease in commission paid to TBS Shipping Services Inc. was an increase in commission expense of $1.8 million, or 13.3%, due to higher revenue in 2005 as compared to 2004.

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

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we control.

Vessel expense for 2004 and 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs to the deferral method as previously discussed. The impact of this accounting change decreased owned vessel expense for the year 2004 and 2005 by $2,128,643, and $3,898,029, respectively, from the amounts previously reported.

The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2004		2005		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
	(as adjusted)		(as adjusted)
Chartered-in vessel expense	$55,681	72.2	$31,119	45.3	$(24,562)	(44.1)
Owned vessel expense	18,388	23.9	34,839	50.7	16,451	89.5
Space charter expense	3,076	3.9	2,753	4.0	(323)	(10.5)
Vessel expense	$77,145	100.0	$68,711	100.0	$(8,434)	(11.0)

The 11.0% decrease in vessel expense in 2005 as compared to 2004 was primarily attributable to a change in the composition of our fleet from an average of 15 owned vessels and ten chartered-in vessels for 2004 to an average of 25 owned vessels and five chartered-in vessels for 2005. The increase in owned vessels decreased our demand for chartered-in vessels during 2005.

The 44.1% decrease in chartered-in vessels in 2005 as compared to 2004 resulted from our chartering-in vessels for 1,771 fewer vessel days in 2005 (1,939 days) compared to 2004 (3,710 days). This decrease was partially offset by an increase in the average charter-in rate per day of $1,041 per day, or 6.9%, from $15,008 per day in 2004 to $16,049 per day in 2005.

The 89.5% increase in owned vessel expense in 2005 over 2004 was principally due to a change in the composition of our fleet which increased from an average of 15 owned vessels in 2004 to an average of 25 owned vessels in 2005 and an increase in operating expense day rate of $348 per day from $3,388 per day, as adjusted  in 2004 to $3,736 per day, as adjusted in 2005. The increase in average owned vessels translated to a 71.8%, or 3,898 day increase in vessel days (the total days we operated all our owned and controlled vessels) from 5,427 days in 2004 to 9,325 days in 2005.

The 9.2% decrease in vessel expense as a percentage of revenue for 2005 from 2004 was primarily a function of an increase in revenue of $39.2 million together with a $24.6 million decrease in chartered-in vessel cost offset by an $16.5 million increase in owned vessel expense.

Depreciation and amortization

Depreciation and amortization for 2004 and 2005 has been retrospectively adjusted for the change in the method of accounting for drydocking costs as previously discussed. The impact of this accounting change increased depreciation and amortization for the years 2004 and 2005 by $868,648, and $1,515,788, respectively. The $8.5 million increase in depreciation and amortization expense from $11.0 million in 2004 as compared to $19.5 million in 2005 was mainly due to the growth of our controlled fleet, which increased from an average of 15 vessels in 2004 to an average of 25 vessels in 2005. Part of the increase in depreciation was offset by a reduction in depreciation, due to the increase in the estimated useful life of our vessels, which increased from 25 years in 2004 to 30 years effective January 1, 2005. The change in estimate increased our net income by $ 19.1 million for the year ended December 31, 2005.

Management fees

The following table sets forth the components of management fees:

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

Technical management fee expense for 2004 was $2.0 million compared to $3.6 million prior to the elimination in consolidation of $2.2 million in technical management fees as described above. The increase was primarily due to an increase in the average number of vessels under management, which increased from an average of 15 vessels in 2004 to an average of 25 vessels in 2005. At year ended December 31, 2004 and 2005, there were 18 and 31 vessels, respectively, under management. Due to the consolidation of our subsidiary management companies, technical management fees decreased to $1.4 million in 2005 from $2.0 million in 2004.

Operational management fee expense for 2004 was $2.4 million compared to $3.0 million prior to the elimination in consolidation of $1.8 million in operational management fees as described above. Management fees are based on voyage days, which increased 1,993 days or 22.4% from 8,892 days for 2004 to 10,885 days for 2005. Due to the consolidation of our subsidiary management companies in 2005, operational management fees decreased to $1.2 million in 2005 from $2.4 million in 2004.

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

Income from operations

The $16.0 million increase in income from operations in 2005 compared to 2004 was attributed mainly to increased freight rates and an increase in time charter activity. The increase in revenues was offset by an increase in voyage expense (specifically fuel costs) and general and administration expense (specifically the inclusion of the costs of operations of Roymar and TBS Shipping Services and the one-time charges for the bonus paid to our chief financial officer and the share grants to our employees made in connection with our initial public offering). For the same reasons, our operating margin increased to 25.9% for 2005 from 23.1% for 2004.

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

Balance Sheet

December 31, 2006 as compared to December 31, 2005

Charter Hire Receivables

Our gross charter hire receivables balance at December 31, 2005 and December 31, 2006 was $26.2 million ($25.5 million net of allowance for doubtful accounts) and $25.8 million ($25.4 million net of allowance for doubtful accounts), respectively.

In accordance with our reserve policy, we reserve for a percentage of  outstanding receivables, usually between 2% and 3%, based on prior years' experience. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. The aggregate reserves totaled $0.7 million and $0.4 million at December 31, 2005 and December 31, 2006, respectively, including an additional reserve in 2006 of $0.1 million.

Claims Receivable

Claims receivable represent claims for reimbursement of expenses incurred that are made under our hull and machinery and P&I insurance coverages. Claims receivable are recorded at the probable amount that we expect to recover from insurance, net of the applicable deductible. Claims receivable at December 31, 2006 increased $2.4 million from the December 31, 2005 balance of $0.5 million. The increase in claims receivable is due principally to a $0.7 million hull damage claim and a $0.5 million loss of hire claim relating to the vessel Miami Maiden, which was pushed into a pier by a tug boat. The remaining balance of the increase in claims receivable is related to claims on four separate vessels for damages to the main or auxiliary engines or to the vessel hull, ranging from $0.3 million to $0.6 million per vessel.

Due from Agents

Due from agents at December 31, 2006 increased $1.6 million from the December 31, 2005 balance of $0.6 million due principally to the timing of collections received from our Japanese agent.

Fuel and Other Inventories

Fuel and other inventories at December 31, 2006 decreased $0.3 million from the December 31, 2005 balance of $7.6 million. Approximately $1.1 million of the decrease was due to lower quantities of fuel on board the vessels at December 31, 2006. The change in fuel quantities resulted principally from the timing of vessel refueling and from fewer vessels having on-board fuel included in inventory. Vessels having fuel included in inventory decreased to 23 vessels as of December 31, 2006, compared to 24 vessels as of December 31, 2005, as more vessels were time chartered out. Adding to the decrease in fuel inventory at December 31, 2006 was a decrease in average fuel prices of approximately $0.2 million. At December 31, 2006, the combined average price for industrial fuel oil/marine diesel oil ("IFO/MDO") decreased to $346 per metric ton from a combined average price of $352 per metric ton for IFO/MDO at December 31, 2005. The decrease in fuel inventory at December 31, 2006 was offset by an increase of $1.0 million in lubricating oil on board the vessels at December 31, 2006, which results principally from the timing of deliveries to the vessels.

Prepaid Expenses

Prepaid expenses decreased $0.6 million at December 31, 2006 compared to December 31, 2005 because of a $0.3 million decrease in both prepaid insurance and prepaid charter hire.

Other Commitments

Our contractual obligations as of December 31, 2006 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	125,804	19,770	106,034	-	-
Capital lease obligations	26,234	6,388	19,846	-	-
Operating Lease obligations	1,448	725	723	-	-
Other Purchase obligations (2)	15,255	15,255
Total contractual cash obligations	$168,741	$42,138	$126,603	$-	$-

(1)
As of December 31, 2006, we had $125.8 million of indebtedness outstanding under loans held by  our subsidiaries that we guarantee, $65.6 million under the $75.0 million term loan with Bank of America, $5.4 million under the $7.2 million credit facility with The Royal Bank of Scotland plc, and $54.8 million under the $65.0 million revolving credit facility with Bank of America. In January 2007, $39.8 million of advances under the revolving credit facility were repaid. On January 23, 2007, we added an additional $20.0 million under our existing credit facility with Bank of America. The revolving credit facility portion was increased by $15.0 million, from $65.0 million to $80.0 million, and the term credit facility portion was increased by $5.0 million. In connection with the increase in the credit facility, the Credit Agreement dated July 31, 2006, was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral.

(2)
We entered Memorandum of Agreement to purchase the Blu Mistral II (to be renamed to Nanticoke Belle) for $17.0 million. We paid a deposit of $1.7 million on December 11, 2006 and will pay the balance of $15.3 million when we take delivery in late March or early April 2007.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows and long-term bank borrowings. Our principal uses of funds are capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, working capital requirements and principal repayments on outstanding loan facilities and capital lease obligations.

During 2006 we acquired ships and made capital improvements using a combination of funds received from operating cash flows and borrowings under our revolving credit facility. We expect to use our operating cash flows, and borrowings to fund future vessel acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of newer ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

On January 23, 2007, we added an additional $20.0 million under our existing $140.0 million syndicated credit facility led by Bank of America. The revolving credit facility was increased by $15.0 million, from $65.0 million to $80.0 million, and we borrowed an additional $5.0 million under the term credit facility. In connection with the increase to the credit facility, the credit agreement dated July 31, 2006, was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral. Also on January 30, 2007 we entered into a sale-lease back arraignment with respect to the vessels Seminole Princess and Laguna Belle, which were purchased in November 2006 with advances from the revolving credit facility and used the proceeds on the sale of $38.6 million to repay advances under the revolving credit facility. Lastly, in January 2007 we signed a Memorandum of Agreement to sell the vessel Maya Princess for $13.0 million. The vessel is expected to be delivered in March or early April 2007, and the sales proceeds will be used to pay for part of the acquisition costs of the Blu Mistral II.

Effective February 28, 2007, we entered into agreements with a Chinese shipyard to build six newly-designed  multipurpose tweendeck vessels. The agreements provide a contract purchase price of $35.4 million per vessel, and for the delivery of two vessels in 2009 and four vessels in 2010. The agreements are subject to us obtaining satisfactory bank financing. We are in discussions with The Royal Bank of Scotland with respect to the financing of this project and have received favorable indications subject to negotiation of satisfactory commitment letters and customary agreements. We expect to rely on operating cash flows and borrowings under our revolving credit facility as well as The Royal Bank of Scotland financing to finance the acquisitions.

We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next year.

Changes in Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and December 31, 2005 were $12.0 million and $27.1 million, respectively. The $15.1 million decrease in cash and cash equivalents during 2006 was mainly the result of our acquisition of vessels and capital improvements made to our controlled vessels. During 2006 we generated $67.9 million of cash from our operating activities and had net cash from finance activities of $13.7 million. We used $96.8 million in net cash for investing activities including $97.8 million in acquisition of vessels and capital improvements to our controlled vessels.

Cash Flows from Investing Activities

Net cash used in investing activities was $96.8 million and $184.8 million for 2006 and 2005, respectively. During 2006, investing activities consisted of $97.8 million in vessel acquisitions and capital improvements, a $1.7 million deposit for the purchase of the vessel Blu Mistral II, which is expected to be delivered in March 2007 or early April 2007, $0.5 million for an investment in and loan to a joint venture with GMT Shipping Line Ltd and $0.5 million for an investment in the initial public offering of Dangote Sugar Refinery Plc. Dangote Sugar Refinery Plc and its related entity Dangote Industries Limited together are major customers. Investing activities for 2006 also included sales proceeds of $3.2 million for the sale of the Dakota Belle and approximately $533,000 for the return of a security deposit made in connection with the Tamoyo Maiden claim. During 2006 we paid $97.8 million for vessel acquisitions and capital improvements, which consisted of: $69.3 million paid upon the delivery of four vessels, $4.6 million for take over costs incurred in connection with recent vessel acquisition, $18.1 million for vessel capital improvements and drydockings and $5.8 million for the purchase of other assets including equipment which enable self-loading and discharging (“Grabs”) and computer equipment for vessels.

During 2005, investing activities consisted of $177.0 million in vessel acquisitions and capital improvements, $7.3 million cash paid after deducting cash acquired for all the stock of TBS Shipping Services and Roymar and approximately $533,000 security paid in connection with a claim relating to the acquisition of the vessel Tamoyo Maiden (formerly the Sea Pantheon). During 2005 we acquired 14 vessels excluding the Rockaway Belle and Comanche Belle (renamed Huron Maiden) on which we exercised our purchase options. In 2005 we paid $177.0 million in vessel acquisitions, capital improvements and drydockings consisting of: $163.9 million paid upon delivery of vessels, $8.9 million for take over costs incurred in connection with the acquisition of the vessels, $2.0 million for vessel capital improvements, $1.0 million for drydockings and $1.2 million for the purchase of other assets. Deferred financing costs of $2.2 million were originally grouped with vessel costs in 2005.  In 2006 these costs were reclassified to financing activities to conform with the 2006 presentation of deferred financing costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.7 million and $116.6 million for 2006 and 2005, respectively.  In 2006, we entered into a $140.0 million credit facility with a syndicate of banks led by Bank of America. The credit facility is comprised of a $75.0 million term credit facility and a $65.0 million revolving credit facility. We used this credit facility to pay off most of our then existing lenders and to fund vessel acquisitions. In July 2006, we borrowed $75.0 million under the term credit facility and $10.0 million under the revolving credit facility to repay existing lenders and pay transaction costs.   We borrowed an additional $48.0 million under the revolving credit facility to fund the acquisition of four vessels during 2006. We made debt repayments totaling $112.9 million, consisting of  $80.4 million to repay existing lenders and pay transaction costs related to the early repayment of loans,  $29.3 million in scheduled debt principal payments and $3.2 million to pay down of the revolving credit facility when we sold the Dakota Belle.  We also paid $3.3  million toward obligations under capital leases and $3.1 million in deferred financing costs related to the new credit facility.

Net cash used in financing activities was $116.6 million for 2005.  During 2005 we received $61.7 million of net proceeds from the issuance of Class A common shares in our public offering and $95.0 million long-term bank borrowing to finance the purchase of vessels.  We made debt principal payments of $27.8 million and paid a dividend on preferred stock of $150,000.  During 2005 we paid $9.9 million toward obligations under capital leases, including payments of  purchase options of $2.5 million and $3.8 million under the capital leases for the Rockaway Belle and Comanche Belle (renamed Huron Maiden),  We reclassified deferred financing costs of $2.2 million that  was originally grouped with vessel costs in 2005,  to conform with the 2006 presentation of deferred financing costs.

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

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies that involve a high degree of judgment and the methods of their application. For a description of all of our significant accounting policies, see note "2 -Summary of Significant Accounting Policies" to our consolidated financial statements.

Allowance for doubtful accounts
We assess the recoverability of doubtful accounts and we create an allowance for the possibility of non-recoverability. Although we believe our allowances to be based on fair judgment at the time of their creation, it is possible that an amount under dispute is not recovered and the estimated allowance for doubtful recoverability is inadequate.

Claims Receivable
Claims receivable represent claims for reimbursement of expenses incurred that have been or will be made under our hull and machinery and P&I insurance coverage. We record the probable amount that we expect to recover from insurance, net of the applicable deductible.

Fuel and Other Inventories
Inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at the lower of cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts) or fair value.

Depreciation
Vessels are stated at cost. Depreciation of vessels is calculated using the straight-line method over the useful lives of the vessels, which are estimated as 30 years from the date delivered by the shipyard. Vessel expenditures that materially increase vessel values, change vessel capacities or extend useful lives are capitalized. Routine repair, replacement and maintenance costs are expensed as incurred.

Drydocking
We used the deferral method to account for planned major maintenance. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking.

Impairment of long-lived assets
We are required to review for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Management performs impairment analyses when certain triggering events occur. The Company has determined that there is no impairment of long-lived assets at December 31, 2006 and 2005.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill is reviewed annually or more frequently if events or circumstances indicate possible impairment in accordance with SFAS No. 142 "Goodwill and Other Intangibles Assets." This statement requires that goodwill and other intangible assets with an indefinite life not be amortized but instead tested for impairment at least annually. The Company has determined that there is no impairment of goodwill as of and for the years ending December 31, 2006 and 2005.

Deferred Financing Costs
Deferred financing costs are amortized over the term of the related financing using the straight-line method, which is not materially different than the effective interest method. Fees incurred in a refinancing of existing loans where there is an extinguishment of the old loan are written off and included in debt extinguishment gain or loss.

Leases
Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the period of expected useful life of the assets. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease.

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

Stock Based Compensation
The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Earnings Per Share
Earnings per share are based on reported net income available for common shareholders and the weighted average number of common shares outstanding (basic) and the weighted average total of common shares outstanding and potential common shares (diluted).

Fair Value of Financial Instruments
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt (including capital lease obligations). We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2006, one customer accounted for 10.4% of charter hire receivables and as of December 31, 2005, we had no significant concentration of credit risk.

The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:
•
Cash and cash equivalents and charter hire and claims receivable - The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents and charter hire and claims receivables approximates their fair value due to the current maturities.

•	Short-term debt - The carrying amount reported in the accompanying consolidated balance sheets for short-term debt approximates its fair value due to the current maturity of such instruments.
•
Long-term debt - The carrying amount of the our long-term debt approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

•
Interest Rate Swap - The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do out constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

Foreign Currency Transactions
The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities
In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133") the fair value of the hedge is recorded as an asset in the accompanying consolidated balance sheet at December 31, 2006. The Company uses the "matched terms" accounting method as provided by Derivative Implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge" for the interest rate swap. Accordingly, the Company has matched the critical terms of the hedge instrument to the hedged debt. Therefore, we have recorded all adjustments to the fair value of the hedge instrument in accumulated other comprehensive income . We recognize the earnings impact on interest rate swaps designated as cash flow hedges upon the recognition on the interest related to the hedged debt.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We have applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

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

On September 8, 2006, the FASB issued a FASB Staff Position ("FSP") which addressed the accounting for planned major maintenance activities. This FSP amends certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"), which is the principal source of guidance on the accounting for planned major maintenance and is relevant to both the aviation and maritime industries. The Airline Guide, prior to the amendment, permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Previously we used the accrual method to account for planned major maintenance. The new FSP prohibits the use of the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The amended guidance of the FSP apply to the Company beginning on January 1, 2007, although earlier adoption is encouraged. We adopted the FSP effective January 1, 2006 to utilized the deferral method. Prior year financial statements have been retrospectively adjusted. Sees notes "3 — Change in Accounting Method for Drydocking costs" and "26 — Selected Quarterly Financial Information (unaudited)" to our consolidated financial statements for the impact of the adjustment on previously reported financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements. We do not expect that the adoption of FIN 48 will have a significant impact on our consolidated results of operations, cash flows or financial position.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises previously issued SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows" SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R results in the same amount of compensation expense recognized. See note "20 - Stock Plan" to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk:

We are exposed to various market risks, associated with changes in interest rates. The exposure to interest rate risk relates to our floating rate debt. At December 31, 2006, we had $69.6 million of floating rate debt, excluding $56.2 million of debt hedged under an interest rate swap agreement that fixed our LIBOR interest rate on the debt hedged at 5.09%. Interest margins over LIBOR were 1.5% and 2.25% on $5.4 and $120.4 million of debt, respectively. At December 31, 2005, we had $96.1 million floating rate debt. As an indication of the extent of our sensitivity to interest rate changes, an increase in LIBOR of 100 basis points would have decreased our net income and cash flows for the year ending December 31, 2006, by approximately $696,000 based upon our debt level at December 31, 2006.

The following table sets forth the sensitivity of our outstanding debt in U.S. dollars to a 100 basis points increase in LIBOR during the next five years on the same basis.

Year	Amount
(In thousands)
2007	$592
2008	$581
2009	$571
2010	$-
2011	$-

        Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 9.8% of our operating expenses during 2006 in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At December 31, 2006, approximately 4.1% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements included in Part IV, Item 15 beginning on Page 61 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, an evaluation was carried out by International’s management, with the participation of our Chief Executive Officer, Chief Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer, Chief Financial and Accounting Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. In addition, during the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and directors.

Name	Age	Title
Joseph E. Royce	62	President, Chief Executive Officer, Chairman and Director
Gregg L. McNelis	51	Senior Executive Vice President, Chief Operating Officer and Director
Lawrence A. Blatte	77	Senior Executive Vice President
Ferdinand V. Lepere	55	Executive Vice President and Chief Financial Officer
James W. Bayley	66	Vice President
William J. Carr	48	Vice President and Treasurer
Randee E. Day	58	Director
Peter S. Shaerf	52	Director
William P. Harrington	49	Director

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

Lawrence A. Blatte:  Mr. Blatte has served as senior executive vice president since March 2005 and as our corporate legal counsel from our inception until December 31, 2005. In January 2004, Mr. Blatte became vice chairman of TBS Shipping Services and in this role provides business development services. Mr. Blatte has practiced law for over 30 years. He retired in 1999 in order to devote more time to serving as our legal counsel. As a public servant, Mr. Blatte held the position of Mayor of the Village of Lawrence, New York from July 1, 1996 to June 30, 2002, and served as a Trustee of the Village from July 1, 1979 to June 30, 1996.

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

James W. Bayley: Mr. Bayley has served as vice president since March 2005. Mr. Bayley has also served as a director since our inception until June 2006 when he did not stand for re-election. Since 1977, Mr. Bayley has served as managing director of Globe Maritime Limited, a company that is well-established in the London shipping market. Mr. Bayley is a member of the Baltic Exchange and holds the title of fellow of the Institute of Chartered Shipbrokers.

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

Peter S. Shaerf: Mr. Shaerf has served as a director since 2001. From 2002 to April 2005, Mr. Shaerf was senior vice president of American Marine Advisors, Inc., a merchant banking firm exclusively focused on the maritime industry. In May 2005, American Marine Advisors changed its name to AMA Capital Partners LLC and Mr. Shaerf was named managing director. Mr. Shaerf, having almost 30 years experience in the maritime industry, was a co-founder of Poseidon Capital and he also ran The Commonwealth Group, a leading broker and consultant in the container and liner sector. He is a director of General Maritime Corporation (NYSE) and Trailer Bridge, Inc. (NASDAQ) and former director of MC Shipping Inc. (AMEX). Mr. Shaerf is also a director of The Containerization and Intermodal Institute and vice chairman of the Government-sponsored Short Sea Shipping Co-operative.

William P. Harrington: Mr. Harrington became a director in 2005. Mr. Harrington is a partner and the head of the litigation practice group at Bleakley Platt & Schmidt, LLP, White Plains, NY.

        Other information required by Item 10 will be in the company's 2007 Definitive Proxy Statement and is incorporated by reference.

Item 11. Executive Compensation

Information required by Item 11 will be in the Company's 2007 definitive proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 will be in the Company's 2007 definitive proxy statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 will be in the Company's 2007 definitive proxy statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 will be in the Company's 2007 definitive proxy statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.	Exhibits.
       The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

			Incorporated by Reference

Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code		S-1	333-123157	2.1	3/7/2005
4.1	Form of Class A Common Share Certificate		S-1	333-123157	4.1	3/7/2005
4.2	Form of Class B Common Share Certificate		S-1	333-123157	4.2	3/7/2005
10.1	Loan and Security Agreement, dated August 26, 2004, by and between Stratford Shipping Corp. and Sheffield Maritime Corp. and Merrill Lynch Business Financial Services, Inc.		S-1	333-123157	10.1	3/7/2005
10.2	Credit Agreement, dated June 1, 2004, among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.2	3/7/2005
10.3	Amended and Restated Credit Agreement, dated February 1, 2005, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., Oldcastle Shipping Corp., TBS International Limited and GMAC Commercial Finance LLC, to the Credit Agreement, dated June 1, 2004, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.3	3/7/2005
10.4	First Supplement to the Amended and Restated Credit Agreement, dated February 1, 2005, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., Oldcastle Shipping Corp., TBS International Limited and GMAC Commercial Finance LLC, to the Credit Agreement, dated June 1, 2004, by and among Henley Maritime Corp., Vernon Maritime Corp., Arden Maritime Corp., TBS International Limited and GMAC Commercial Finance LLC		S-1	333-123157	10.4	3/7/2005
10.5	Loan Agreement, dated December 21, 2004, between Avon Maritime Corp. and The Royal Bank of Scotland plc		S-1	333-123157	10.5	3/7/2005
10.6	Loan Agreement, dated March 1, 2005, by and among Rector Shipping Corp., Hansen Shipping Corp., Chester Shipping Corp., Albemarle Shipping Corp., Sherman Maritime Corp., Glenwood Maritime Corp., Bristol Maritime Corp., Westbrook Holdings Ltd. and AIG Commercial Equipment Finance, Inc.		S-1	333-123157	10.6	3/7/2005
10.7	Umbrella Agreement, dated December 5, 2003, between TBS International Limited and Arkadia Shipping Inc.		S-1	333-123157	10.7	3/7/2005
10.8	Form of Memorandum of Agreement related to sale-leaseback financings with Arkadia Shipping Inc.		S-1	333-123157	10.8	3/7/2005
10.9	Form of Bareboat Charter related to sale-leaseback financings with Arkadia Shipping Inc.		S-1	333-123157	10.9	3/7/2005
10.10	Management Agreement, dated February 8, 2001, by and among TBS Shipping International Limited, TBS Worldwide Services Inc., its indirect and direct subsidiaries, TBS Commercial Group Ltd. and Beacon Holdings Ltd.		S-1	333-123157	10.1	3/7/2005
10.11	Form of Commercial Agency Agreement with TBS Worldwide Services Inc.		S-1	333-123157	10.11	3/7/2005
10.12	Form of Stock Purchase Agreement for acquisition of Roymar Ship Management, Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1	333-123157	10.12	3/7/2005
10.13	Form of Stock Purchase Agreement for acquisition of TBS Shipping Services Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1	333-123157	10.13	3/7/2005
10.14	Revolving Credit Agreement, dated June 14, 2005, by and among Newkirk Navigation Corp., Frankfort Maritime Corp., TBS International Limited, TBS Worldwide Services Inc., Westbrook Holdings Limited and Citibank, N.A.		S-1	333-123157	10.16	3/7/2005
10.15	Amended and Restated Memorandum of Association of TBS International Limited		8-K	000-51368	3.1	8/12/2005
10.16	Amended and Restated Bye-Laws of TBS International Limited		8-K	000-51368	3.2	8/12/2005
10.17	2005 Equity Incentive Plan		8-K	000-51368	10.1	8/12/2005
10.18	Employee Share Purchase Plan		8-K	000-51368	10.2	8/12/2005
10.19	Revolving Credit Agreement, dated June 14, 2005, by and among Newkirk Navigation Corp., Frankfort Maritime Corp., TBS International Limited, TBS Worldwide Services Inc., Westbrook Holdings Limited and Citibank, N.A.		8-K	000-51368	10.3	8/12/2005
10.20	Credit Agreement, dated June 30, 2005, by and among Hudson Maritime Corp., Kensington Shipping Corp., Windsor Maritime Corp., TBS International Limited, Transworld Cargo Carriers, S.A., TBS Worldwide Services Inc., TBS Pacific Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers Ltd., TBS Middle East Carriers, Ltd., TBS Eurolines, Ltd., TBS Logistics Ltd., Westbrook Holdings Ltd., Leaf Shipping Corp., Pacific Rim Shipping Corp. and Bank of America, N.A		8-K	000-51368	10.4	8/12/2005
10.21	Credit Agreement, dated December 15, 2005, by and among Sterling Shipping Corp. and Remsen Navigation Corp., TBS International Limited, as guarantor, TBS Worldwide Services Inc., as guarantor, Westbrook Holdings Limited as guarantors and Merrill Lynch Business Financial Services Inc., acting through its division, Merrill Lynch Capital		8-K	000-51368	1.01	12/16/2005
10.22	Lease agreement, dated January 1, 2005 between Joseph E. Royce, Landlord and TBS Shipping Services Inc., Tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York		10-K	000-51368		3/16/2006
10.23
Credit Agreement, dated July 31, 2006, by and among Albemarle Maritime Corp., Arden Maritime Corp., Asia-America Ocean Carriers Ltd., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Darby Navigation Corp., Dover Maritime Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Henley Maritime Corp., Hudson Maritime Corp., Kensington Shipping Corp., Newkirk Navigation Corp., Oldcastle Shipping Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vernon Maritime Corp., Windsor Maritime Corp., as Borrowers, and TBS International Limited, as guarantor with Bank of America, N.A., as Administrative Agent and a Lender, Citibank, N.A., as Syndication Agent and a Lender, Westlb AG New York Branch, as Documentation Agent and a Lender, Keybank, N.A. as a Lender, LaSalle Bank, National Association, as a Lender, North Fork Business Capital Corporation, as a Lender, and Webster Bank National Association, as a Lender
			8-K	000-51368	10.1	8/4/2006
10.24	Amendment No. 1 to Credit Agreement dated July 31, 2006		8-K	000-51368	10.1	1/7/2007
10.25	Form of Restricted Share Award Agreement under the TBS International Limited and Subsidiaries 2005 Equity Incentive Plan		8-K	000-51368	10.2	1/7/2007
10.26	Form of Bonus Share Award Agreement under the TBS International Limited and Subsidiaries 2005 Equity Incentive Plan.		8-K	000-51368	10.3	1/7/2007
10.27	Memorandum of Sale for the vessel Seminole Princess (formerly the Clipper Flamingo)	X		000-51368	10.1	3/ /2007
10.28	Memorandum of Sale for the vessel Laguna Belle (formerly the Clipper Frontier)	X		000-51368	10.2	3/ /2007
10.29	Bareboat Charter Agreement dated January 30, 2007 between Fairfax Shipping Corp and Adirondack Shipping LLC	X		000-51368	10.3	3/ /2007
10.30	Bareboat Charter Agreement dated January 30, 2007 between Beekman Shipping Corp and Rushmore Shipping LLC	X		000-51368	10.4	3/ /2007
21.1	Subsidiaries of the Registrant	X		000-51368	21.1	3/ /2007
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.1	3/ /2007
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2	3/ /2007
32	Certification of Chief Executive Officer, Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-51368	32	3/ /2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
of TBS International Limited:

 In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TBS International Limited and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note "3 — Change in Accounting Method for Drydocking costs" to the consolidated financial statements, the Company changed the manner in which it accounts for planned major maintenance.

/s/PricewaterhouseCoopers LLP
New York, New York
March 7, 2007

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(as adjusted)
Assets
Current assets
Cash and cash equivalents	$27,157,681	$12,006,727
Charter hire receivable, net of allowance of $694,214 in 2005 and
$442,529 in 2006	25,548,113	25,396,093
Claims receivable	457,087	2,905,013
Due from agents	570,763	2,153,993
Other receivables	398,246	1,058,474
Fuel and other inventories	7,635,432	7,256,483
Prepaid expenses	2,186,500	1,586,936
Advances to affiliates	9,841	5,604
Total current assets	63,963,663	52,369,323
Restricted cash	532,500
Deposit for vessel purchases		1,695,000
Vessels, net of accumulated depreciation of $46,090,314
in 2005 and $72,053,423 in 2006	267,409,567	330,263,111
Other fixed assets, net of accumulated amortization of $917,299
in 2005 and $1,526,827 in 2006	2,589,232	6,605,983
Goodwill	8,425,935	8,425,935
Other assets and deferred charges	1,749,713	3,731,491
Total assets	$344,670,610	$403,090,843

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$31,458,053	$19,770,000
Obligations under capital lease, current portion	3,348,340	4,087,484
Accounts payable	4,726,588	6,049,174
Accrued expenses	21,769,213	21,529,351
Voyages in progress	2,118,901	4,268,514
Advances from affiliates	1,408,658	481,103
Total current liabilities	64,829,753	56,185,626

Debt, long-term portion	74,279,409	106,034,033
Obligations under capital lease, net of current portion	21,354,681	17,267,206
Total liabilities	160,463,843	179,486,865

COMMITMENTS AND CONTINGENCIES (Note 21)

Shareholders' equity
Common shares, New Class A, $.01 par value, 75,000,000
authorized, 14,319,996 shares issued and outstanding	142,905	143,200
Common shares, New Class B, $.01 par value, 30,000,0000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	87,585,744	87,880,449
Accumulated other comprehensive income		42,386
Retained earnings	96,323,326	135,383,151
Total shareholders' equity	184,206,767	223,603,978
Total liabilities and shareholders' equity	$344,670,610	$403,090,843

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(as adjusted)	(as adjusted)
Revenue
Voyage revenue	$157,794,098	$175,595,810	$189,012,189
Time charter revenue	50,745,653	71,455,764	63,113,997
Other revenue	266,802	979,644	1,459,527
Total revenue	208,806,553	248,031,218	253,585,713
Operating expenses
Voyage	60,691,623	75,291,117	83,254,139
Vessel	77,144,771	68,710,650	63,205,330
Depreciation and amortization of vessels
and other fixed assets	11,005,342	19,537,055	29,866,684
Management fees	4,413,909	2,624,391
General and administrative	7,347,046	17,617,690	27,256,199
Gain from sale of vessel			(2,179,820)
Total operating expenses	160,602,691	183,780,903	201,402,532

Income from operations	48,203,862	64,250,315	52,183,181

Other (expenses) and income
Interest expense	(5,147,686)	(9,346,461)	(11,576,202)
Interest and other income	110,513	752,208	1,809,838
Loss on extinguishment of debt			(3,356,992)
Total other expenses, net	(5,037,173)	(8,594,253)	(13,123,356)

Net income	43,166,689	55,656,062	39,059,825

Amount allocated to participating preferred shareholders	(11,842,930)	(5,705,560)

Net (loss) income available for common shareholders	$31,323,759	$49,950,502	$39,059,825

Earnings per share
Net income per common share
Basic	$3.07	$2.28	$1.40
Diluted	$1.54	$2.05	$1.39
Weighted average common shares outstanding
Basic	10,187,795	21,870,160	27,998,843
Diluted	20,385,775	24,310,909	28,088,310

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(as adjusted)	(as adjusted)
Cash flows from operating activities
Net income	$43,166,689	$55,656,062	$39,059,825
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of vessel			(2,179,820)
Depreciation and amortization	11,005,342	19,537,055	29,866,684
Amortization and write-off of deferred financing costs		443,381	2,088,894
Write-off of bad debt		(1,073,035)
Non cash stock based compensation		1,069,000	272,500
Loss in joint venture			81,041
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	(2,037,789)	(7,278,628)	152,020
(Increase) decrease in claims receivable	(170,542)	233,826	(2,447,926)
(Increase) in due from agents	(140,587)	(121,275)	(1,583,230)
(Increase) in other receivables	(1,398,031)	(91,376)	(719,075)
Decrease (increase) in fuel and other inventories	(1,056,573)	(4,247,803)	378,949
Decrease (increase) in prepaid expenses	(1,741,766)	1,686,255	599,564
Increase in accounts payable	1,733,153	171,461	1,322,586
Increase in accrued expenses	3,743,858	9,692,691	(171,762)
Increase (decrease) in voyages in progress	1,189,393	(531,650)	2,149,613
(Decrease) increase in advances from/to affiliates, net	1,640,168	(1,412,012)	(923,318)
Net cash provided by operating activities	55,933,315	73,733,952	67,946,545
Cash flows from investing activities
Proceeds on sale of vessel			3,160,500
Vessel acquisition/capital improvement costs	(59,668,828)	(177,009,241)	(97,763,257)
Deposit for vessel purchases	(7,499,000)		(1,695,000)
Restricted cash for litigation		(532,500)	532,500
Payment for purchase of TBS Shipping Services Inc and Roymar Ship
Management Inc., net of cash acquired of $801,594		(7,289,895)
Investment in securities			(500,000)
Investment in joint venture			(500,000)
Net used in investing activities	(67,167,828)	(184,831,636)	(96,765,257)
Cash flows from financing activities
Dividends paid	(150,000)	(150,000)
Proceeds on sale of TBS International Limited shares owned by subsidiaries		795,336
Proceeds from issuance of shares in initial public offering and exercise of
series A warrants, net of offering costs		60,841,169
Repayment of debt principal	(4,111,076)	(27,773,746)	(112,907,962)
Proceeds from debt	36,525,000	95,000,000	132,974,533
Payment of deferred financing costs		(2,193,092)	(3,050,482)
Proceeds from revolving debt facility		12,000,000
Repayment of revolving debt facility		(12,000,000)
Reduction of obligations under capital leases	(7,995,738)	(9,938,506)	(3,348,331)
Net cash provided by financing activities	24,268,186	116,581,161	13,667,758
Net increase (decrease) in cash and cash equivalents	13,033,673	5,483,477	(15,150,954)
Cash and cash equivalents beginning of period	8,640,531	21,674,204	27,157,681
Cash and cash equivalents end of period	$21,674,204	$27,157,681	$12,006,727
Supplemental cash flow information
Interest paid	$4,976,274	$9,001,396	$10,451,046

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares		Warrants		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2003, as reported	4,000,000	$16,000	2,666,658	$800,000	$9,980,086	$(4,975,385)		$5,820,701
Impact of adjustment						2,775,960		2,775,960
Balance at December 31, 2003, as adjusted		16,000		800,000	9,980,086	(2,199,425)		8,596,661
Net income						43,166,689		43,166,689
Dividends paid						(150,000)		(150,000)
Purchase of preference shares 1,000,000
shares and elimination of mandatory
redemption and quarterly dividend					14,377,850			14,381,850
Balance at December 31, 2004	4,000,000	16,000	2,666,658	800,000	24,357,936	40,817,264		65,995,200
Conversion of preference shares to
common shares	2,000,000	8,000			(4,000)
Additional shares issuable under anti-
dilution provisions of warrant
agreement			1,132,172
Redesignation and change in par value
of common shares from $.004 to $.01	(3,600,000)
Stock split	12,881,692	128,817			(128,817)
Change in number of shares issuable under
warrants due to change in par value of
common shares and stock split			4,488,305
Exercise of Series A warrants	5,413,265	54,133	(5,413,265)	(388,812)	388,812			54,133
Cancellation of Series A warrants			(1,687,590)	(121,212)	121,212
Cancellation of Series B & C warrants			(897,427)	(269,229)	269,229
Initial public offering	7,000,000	70,000			65,030,000			65,100,000
Stock offering costs					(4,312,964)			(4,312,964)
Stock issued to employees as payroll					1,069,000			1,069,000
Proceeds on sale of TBS International
Limited stock owned by subsidiaries in
connection with initial public offering					795,336			795,336
Net income						55,656,062		55,656,062
Dividends paid on preference shares						(150,000)		(150,000)
Balance at December 31, 2005	27,694,957	$276,950	288,853	$20,747	$87,585,744	$96,323,326		$184,206,767
Shares issued under Incentive Stock Plan	29,500	295			294,705			295,000
Net income						39,059,825		39,059,825
Net gain on cash flow hedges							42,386	42,386
Comprehensive income								39,102,211
Balance at December 31, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$135,383,151	$42,386	$223,603,978

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation:

1. Organization and Nature of Business

TBS International Limited (the "Company"), which is organized in Bermuda, is engaged in the ocean transportation of dry cargo through the use of owned and chartered vessels. All the related corporations of the Company, except Roymar and TBS Shipping Services and its subsidiaries, are foreign corporations and conduct their business operations worldwide. Roymar and TBS Shipping Services and Subsidiaries conduct their business operations in the United States. The terms "we," "our," and "us" refer to TBS International Limited and its consolidated subsidiaries. A listing of all the Company’s subsidiaries, with their country of registry and vessel owned, if applicable is as follows:

• TBS International Limited (Bermuda)
• Westbrook Holdings, Ltd. and its subsidiaries (Marshall Islands)
• Albemarle Maritime Corp. - Mohawk Princess
• Arden Maritime Corp. - Tayrona Princess
• Asia-America Ocean Carriers Ltd. - Huron Maiden
• Avon Maritime Corp. - Wichita Belle
• Bedford Maritime Corp. - Apache Maiden
• Beekman Shipping Corp. - Laguna Belle
• Birnam Maritime Corp. - Sioux Maiden
• Brighton Maritime Corp. - Kickapoo Belle
• Bristol Maritime Corp. - Tuscarora Belle
• Chester Shipping Corp. - Tamoyo Maiden
• Columbus Maritime Corp. - Seneca Maiden
• Cortland Navigation Corp. - Chippewa Belle (inactive, vessel sold 2003)
• Darby Navigation Corp. - Nyack Princess
• Dover Maritime Corp. - Aztec Maiden
• Elrod Shipping Corp. - Nanticoke Belle (vessel to be delivered March 2007)
• Exeter Shipping Corp. - Alabama Belle
• Fairfax Shipping Corp. - Seminole Princess
• Frankfort Maritime Corp. - Shawnee Princess
• Glenwood Maritime Corp. - Miami Maiden
• Hancock Navigation Corp. - Kiowa Princess
• Hansen Shipping Corp. - Ainu Princess
• Hari Maritime Corp. - Navajo Princess
• Henley Maritime Corp. - Tuckahoe Maiden
• Hudson Maritime Corp. - Chesapeake Belle
• Kensington Shipping Corp. - Maya Princess
• Leaf Shipping Corp. - Management Company
• Newkirk Navigation Corp. - Dakota Belle (inactive, vessel sold 2006)
• Oldcastle Shipping Corp. - Taino Maiden
• Pacific Rim Shipping Corp. - Philippine Bareboat Charterer
• Prospect Navigation Corp. - Inca Maiden

• Rector Shipping Corp. - Siboney Belle
• Remsen Navigation Corp. - Maori Maiden
• Sheffield Maritime Corp. - Manhattan Princess
• Sherman Maritime Corp. - Rockaway Belle
• Sterling Shipping Corp. - Biloxi Belle
• Stratford Shipping Corp. - Iroquois Maiden
• Vernon Maritime Corp. - Mohegan Princess
• Whitehall Marine Transport Corp. - Cherokee Princess
• Windsor Maritime Corp. - Shinnecock Belle
• Argyle Maritime Corp. (inactive, new vessel building)
• Caton Maritime Corp. (inactive, new vessel building)
• Dorchester Maritime Corp. (inactive, new vessel building)
• McHenry Maritime Corp. (inactive, new vessel building)
• Longwoods Maritime Corp. (inactive, new vessel building)
• Sunswyck Maritime Corp. (inactive, new vessel building)
• Transworld Cargo Carriers, S.A. (Marshall Islands)
• TBS Worldwide Services Inc. (Marshall Islands)
• TBS African Ventures Limited
• GMTBS African Line, Ltd. (Hong Kong - 50% ownership)
• TBS Eurolines, Ltd.
• TBS Latin America Liner, Ltd.
• TBS Middle East Carriers, Ltd.
• TBS North America Liner, Ltd.
• TBS Ocean Carriers, Ltd.
• TBS Pacific Liner, Ltd.
• TBS Logistics Ltd. (Marshall Islands)
• Roymar Ship Management Inc. (New York)
• TBS Shipping Services Inc. (New York)
• Compass Chartering Corp. (New York)
• Azalea Shipping & Chartering Inc. (New York)
• TBS US Enterprises LLC (Delaware)
• TBS Energy Logistics L P (Delaware)

Westbrook Holdings, Ltd. and its subsidiaries ("Westbrook") operate their vessels under pool agreements with an affiliate, TBS Worldwide Services Inc. ("TBS Worldwide") and its subsidiaries, (TBS Pacific Liner, Ltd., TBS Latin America Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers, Ltd., TBS Middle East Carriers Ltd., TBS African Ventures Limited and TBS Eurolines, Ltd.) (collectively, the "Pools"). Transworld Cargo Carriers, S.A. ("TWCC") operates substantially all its vessels under pool agreements with TBS Worldwide. Roymar and TBS Shipping Services provide technical and operational management services to the Company and its other subsidiaries.

Note 2 — Summary of Significant Accounting Policies

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

Segment Reporting

The Company has determined, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," that it operates in one reportable segment, the worldwide ocean transportation of dry cargo.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to allowances for charter hire and claims receivable, estimated lives of vessels and voyages in progress.

Revenue Recognition

Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We generally employ our vessels under time or voyage charters. With time charters, we receive a fixed charter hire per on-hire day and are responsible for meeting all the vessel operating expenses such as crew costs, insurance, stores and lubricants and repairs and maintenance. Time charter revenues are recorded over the term of the charter as service is provided. Revenue from time charters in progress at year end is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through year end.

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses. Under a voyage charter the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days. Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo.

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

Claims Receivable

Claims receivable represent claims for reimbursement of expenses incurred that have been or will be made under our hull and machinery, and Protection and Indemnity coverages. We record the probable amount that we expect to recover from insurance net of the applicable deductible.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and charter hire receivables. The Company places its cash with high-quality financial institutions. These financial institutions are located throughout the world, and the Company's policy is designed to limit exposure to any one institution. The Company maintains reserves for potential credit losses, and historically such losses have not been significant.

Fuel and Other Inventories

Fuel and other inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at the lower of cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts) or fair value.

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service, less accumulated depreciation. Major renewals and betterments of vessels are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated, based on cost less estimated residual value, using the straight-line method over the remaining useful life. The remaining useful life of each vessel is estimated as the period from the date the vessel is put in service to the date 30 years from the time that the vessel was delivered by the shipyard. Maintenance and repair costs that do not improve or extend the useful lives of the vessels, other than dry dock costs discussed below, are expensed as incurred.

Change in Estimate

The estimated useful life of vessels was extended from 25 years to 30 years effective January 1, 2005, based on management's review of the condition and performance of the owned fleet. The impact of this change in estimate on the year ended December 31, 2006 and 2005 increased net income, basic earnings per share and diluted earnings per share in the amount of $37.2 million, $1.33 per share and $1.32 per share and $19.1 million, $0.87 per share and $0.78 per share, respectively. Approximately 69% or $25.7 million of the $37.2 million impact of the change in estimate for 2006, relates to vessels that we acquired after we changed our estimate of the useful life of vessels. Excluding vessels acquired in 2005 and 2006 the impact of this change in estimate increased net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2006 by $11.5 million, $0.41 per share and $0.41 per share, respectively.

Drydocking

We are required, for regulatory and insurance purposes, to perform periodic inspections and overhaul activities, generally every 30 months. We used the deferral method to account for planned major maintenance. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking.

Other Fixed Assets

Other fixed assets consist of computer software and hardware. Other fixed assets are being amortized over their estimated useful lives of five years.

Impairment of Long-Lived Assets

The Company is required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are measured for impairment when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Management performs impairment analyses when certain triggering events occur. The fair values of our long-lived assets are determined by consideration of independent third-party appraisals. The Company has determined that there is no impairment of long-lived assets at December 31, 2006 and 2005.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill is reviewed annually or more frequently if events or circumstances indicate possible impairment in accordance with SFAS No. 142 "Goodwill and Other Intangibles Assets". This statement requires that goodwill and other intangibles assets with an indefinite life not be amortized but instead tested for impairment at least annually. The Company has determined that there is no impairment of goodwill as of and for the years ended December 31, 2006 and 2005.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related financing using the straight-line method, which is not materially different than the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid and included in debt extinguishment gain or loss in the accompanying consolidated statements of operations.

Leases

Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the expected useful life of the assets. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease.

Taxation

Currently there is no Bermuda income or profit tax. The Company is also not subject to corporate income taxes on its profits in the Marshall Islands because its income is derived from sources outside this jurisdiction. Minor registration and tonnage taxes must be paid annually and have been included in the vessels' operating expenses in the accompanying consolidated statements of operations.

Pursuant to the Internal Revenue Code of the United States, U.S. source income from the international operations of ships is generally exempt from U.S. tax if the company operating the ships meets certain requirements. Among other things, in order to qualify for this exemption, the company operating the ships must meet two requirements. First, a company must be incorporated in a country which grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations, and second more than 50% of the outstanding shares of stock of either the company or its parent, by both total combined voting and total value, must be listed on an exchange in the country of incorporation or another country that grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations or on a U.S. exchange and be regularly traded, as defined.

The Company and its foreign subsidiaries are incorporated in countries that grant equivalent exemption from income taxes to U.S. citizens and U.S. corporations. In June 2005, the Company met the second requirement for exemption from U.S. income tax when it completed its initial public offering and its stock began being regularly traded on the NASDAQ market.

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

Earnings Per Share

Earnings per share are based on reported net income available for common shareholders and the weighted average number of common shares outstanding (basic) and the weighted average total of common shares outstanding and potential common shares (diluted).

Fair Value of Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt (including capital lease obligations). We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2006 one customer accounted for 10.4% of charter hire receivables and as of December 31, 2005, we had no significant concentration of credit risk.

The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

•
Cash and cash equivalents, charter hire and claims receivable - The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, charter hire and claims receivables approximates their fair value due to the current maturities.

•	Short-term debt - The carrying amount reported in the accompanying consolidated balance sheets for short-term debt approximates its fair value due to the current maturity of such instruments.

•
Long-term debt - The carrying amount of our long-term debt approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

•
Interest Rate Swap -  The Company utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do out constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

Foreign Currency Transactions

The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133") the fair value of the hedge is recorded as an asset in the accompanying consolidated balance sheet at December 31, 2006. The Company uses the "matched terms" accounting method as provided by Derivative Implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge" for the interest rate swap. Accordingly, the Company has matched the critical terms of the hedge instrument to the hedged debt. Therefore, we have recorded all adjustments to the fair value of the hedge instrument in accumulated other comprehensive income . We recognize the earnings impact on interest rate swaps designated as cash flow hedges upon the recognition on the interest related to the hedged debt.

Reclassification

A reclassification was made to the consolidated balance sheet as of December 31, 2005 to conform to the current presentation of deferred financing costs. Previously, deferred financing costs were included with fixed assets - "vessel." The reclassification did not impact total assets, total liabilities or shareholders' equity as of December 31, 2005.

Note 3 — Change in Accounting Method for Drydocking costs

Effective January 1, 2006, the Company and its subsidiaries changed the method of accounting for drydocking costs to the deferral method, whereas in all prior years drydocking costs were accounted for using the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The change in accounting method for drydocking costs was made in connection with the Company's early adoption of FSP No. AUGAIR-1, Accounting for Planned Major Maintenance Activities issued by FASB on September 8, 2006, which amended certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the maritime industry. Comparative consolidated financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, accumulated deficit as of January 1, 2004, decreased from $(5.0) million, as originally reported using the accrual method for accounting for drydocking costs to $(2.2) million using the deferral method for accounting for drydocking costs. The following financial statement line items for years 2004 and 2005 were affected by the change in accounting principle.

Consolidated Balance Sheet	As Reported	As Computed
December 31, 2005	under the	under the
(in thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Vessels (a)	$307,158	$313,500	$6,342
Accumulated depreciation (a)	$(41,977)	$(46,090)	$(4,113)
Total assets	$342,442	$344,671	$2,229
Accrued expenses	$25,958	$21,769	$(4,189)
Total current liabilities	$69,019	$64,830	$(4,189)
Total liabilities	$164,653	$160,464	$(4,189)
Retained earnings	$89,905	$96,323	$6,418
Total shareholders' equity	$177,789	$184,207	$6,418
Total liabilities and shareholders' equity	$342,442	$344,671	$2,229

Consolidated Statement of Operations	As Reported	As Computed
For the Year Ended December 31, 2005	under the	under the
(in thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Operating expenses:
Vessel	$72,609	$68,711	$(3,898)
Depreciation and amortization	$18,021	$19,537	$1,516
Total operating expenses	$186,163	$183,781	$(2,382)
Income from operations	$61,868	$64,250	$2,382
Net income	$53,274	$55,656	$2,382
Amount allocated to participating preferred shareholders	$5,462	$5,706	$(244)
Net income available for common shareholders	$47,812	$49,950	$2,138
Earnings per share
Basic	$2.19	$2.28	$0.09
Diluted	$1.97	$2.05	$0.08

Consolidated Statement of Operations	As Reported	As Computed
For the Year Ended December 31, 2004	under the	under the
(in thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Operating expenses:
Vessel	$79,273	$77,145	$(2,128)
Depreciation and amortization	$10,137	$11,005	$868
Total operating expenses	$161,863	$160,603	$(1,260)
Income from operations	$46,944	$48,204	$1,260
Net income	$41,907	$43,167	$1,260
Amount allocated to participating preferred shareholders	$11,497	$11,843	$(346)
Net income available for common shareholders	$30,410	$31,324	$914
Earnings per share
Basic	$2.98	$3.07	$0.09
Diluted	$1.49	$1.54	$0.05

Consolidated Statement of Cash Flows	As Reported	As Computed
For the Year Ended December 31, 2005	under the	under the
(in thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Net income	$53,274	$55,656	$2,382
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$18,465	$19,981	$1,516
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	$12,617	$9,693	$(2,924)
Net cash provided by operating activities	$72,760	$73,734	$974
Cash flows from investing activities
Vessel acquisition / capital improvements (a)	$(176,035)	$(177,009)	$(974)
Net cash (used in ) provided by investing activities (a)	$(183,858)	$(184,832)	$(974)

Consolidated Statement of Cash Flows	As Reported	As Computed
For the Year Ended December 31, 2004	under the	under the
(in thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Net income	$41,907	$43,167	$1,260
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$10,137	$11,005	$868
Changes in operating assets and liabilities:
Increase in accrued expenses	$2,833	$3,744	$910
Net cash provided by operating activities	$52,894	$55,933	$3,039
Cash flows from investing activities
Vessel acquisition / capital improvements	$(56,630)	$(59,669)	$(3,039)
Net cash (used in ) provided by investing activities	$(64,129)	$(67,168)	$(3,039)

(a) -Vessel and accumulated depreciation as reported under the accrual method at December 31, 2005 reflect the reclassification to Other assets and deferred charges of $2.2 million of deferred financing costs and $0.4 million of related accumulated amortization to conform to the 2006 presentation of deferred financing costs.

Note 4 — New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We have applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position.

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

On September 8, 2006, the FASB issued a FASB Staff Position ("FSP") which addressed the accounting for planned major maintenance activities. This FSP amends certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"), which is the principal source of guidance on the accounting for planned major maintenance and is relevant to both the aviation and maritime industries. The Airline Guide, prior to the amendment, permitted four alternative methods of accounting for planned major maintenance activities: direct expense, built-in overhaul, deferral, and accrual (accrue-in-advance). Previously we used the accrual method to account for planned major maintenance. The new FSP prohibits the use of the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The amended guidance of the FSP apply to the Company beginning on January 1, 2007, although earlier adoption is encouraged. We adopted the FSP effective January 1, 2006 to utilize the deferral method. Prior year financial statements have been retrospectively adjusted. Sees notes "3 — Change in Accounting Method for Drydocking costs" and "26 — Selected Quarterly Financial Information (unaudited)" for the impact of the adjustment on previously reported financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements. We do not expect that the adoption of FIN 48 will have a significant impact on our consolidated results of operations, cash flows or financial position.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises previously issued SFAS 123, "Accounting for Stock-Based Compensation," supersedes APB No. 25, "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95, "Statement of Cash Flows." SFAS 123R requires the Company to expense the fair value of employee share options and other forms of share-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123R did not have a significant impact on the Company’s consolidated results of operations, cash flows or financial position because the use of the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" previously used by the Company and the fair value base method currently used under SFAS 123R results in the same amount of compensation expense recognized. See note "20 - Stock Plan."

Note 5 — Allowance for Charter Hire and Claims Receivable

We review the allowances for doubtful accounts monthly. Account balances are charged off against the allowance when we feel that it is probable the receivable will not be recovered. We do not have any significant off-balance sheet credit exposure related to our customers.

Allowance for doubtful charter hire receivable is as follows:

	Balance at		Write-offs Net of	Balance at
	Beginning of Year	Additions	Recoveries	End of Year
December 31, 2004	$473,964	$982,630	$-	$1,456,594
December 31, 2005	$1,456,594	$-	$(762,380)	$694,214
December 31, 2006	$694,214	$-	$(251,685)	$442,529

Allowance for doubtful claims receivable is as follows:

	Balance at		Write-offs Net of	Balance at
	Beginning of Year	Additions	Recoveries	End of Year
December 31, 2004	$310,655	$-	$-	$310,655
December 31, 2005	$310,655	$-	$(310,655)	$-
December 31, 2006	$-	$-	$-	$-

Note 6 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

	December 31,
Description	2005	2006
Fuel	$5,970,795	$4,650,557
Lubricating oil	1,153,277	2,125,983
Other	511,360	479,943
TOTAL	$7,635,432	$7,256,483

Note 7 — Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
Description	2005	2006
Prepaid Charter hire	$529,740	$151,369
Prepaid Insurance	1,337,227	1,213,635
Prepaid Vessel	204,171	206,288
Other	115,362	15,644
TOTAL	$2,186,500	$1,586,936

Note 8 — Deposits for Vessel Purchases

The deposits for vessel purchases represent deposits on vessels that we have contracted to purchase but that have not yet been delivered. In December 2006, we signed a Memorandum of Agreement and made a deposit of $1,695,000 to purchase the multipurpose tweendecker Blu Mistral II for $16,950,000. The vessel, which will be renamed Nanticoke Belle, is scheduled to be delivered in late March or early April 2007.

Note 9 — Advances to Affiliates

Advances to affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be collected in the ordinary course of business generally within the year. The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.

Note 10 — Vessels Acquired

We acquired the following vessels during 2006:

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Years of Life at Time of Acquisition

Dover Maritime Corp.	Aztec Maiden	May 2, 2006	$8,100,000	7.1
Fairfax Shipping Corp.	Seminole Princess	November 10, 2006	23,100,000	20.1
Beekman Shipping Corp.	Laguna Belle	November 15, 2006	22,000,000	19.1
Exeter Shipping Corp.	Alabama Belle	November 24, 2006	16,075,000	9.1

Vessel Acquisitions for the twelve months ended December 31, 2006			$69,275,000

Depreciation and amortization of vessels and other assets was $11,005,342, $19,980,436, and $29,866,684 respectively, for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 11 — Goodwill

The Company acquired all of the outstanding shares of common stock of two of its affiliates, TBS Shipping Services Inc. ("TBS Shipping Services") and Roymar Ship Management, Inc. ("Roymar"), in connection with its initial public offering, which was completed on June 29, 2005. The transaction was accounted for as a purchase combination; accordingly, the results of operations of TBS Shipping Services and Roymar have been included in the consolidated financial statements since the date of acquisition. TBS Shipping Services provides the Company and its subsidiaries with operational management of vessels, and commercial, chartering, agency and brokerage services. Roymar acts as technical ship manager for the Company and its subsidiaries. The Company purchased all the stock of TBS Shipping Services and Roymar for $7.3 million, which represents the purchase price of $7.5 million plus the undistributed earnings of each company for the period January 1, 2005 through the date of acquisition of $0.6 million that was paid in September 2005, less net cash acquired of $0.8 million. The excess of the purchase price paid over the net book value of the acquired companies of $8,425,935 was recorded as goodwill. Current assets and liabilities were recorded at fair market value. The fair market value of office equipment and furnishings approximates their carrying value. Pro forma information is not presented as the effects of these acquisitions are not material to the Company's consolidated financial position, results of operations or operating cash flows in any of the periods presented.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

	TBS Shipping	Roymar Ship
Description	Services Inc.	Management Inc.	Total
Current Assets	$1,012,981	$200,222	$1,213,203
Office equipment and Furnishings	1,025,816	381,562	1,407,378
Goodwill	6,429,727	1,996,208	8,425,935
Total assets acquired	8,468,524	2,577,992	11,046,516
Liabilities assumed	(2,686,177)	(268,850)	(2,955,027)
Net assets acquired	$5,782,347	$2,309,142	$8,091,489

Note 12 — Other Assets and Deferred Charges

Other assets consist of the following:

	December 31,
Description	2005	2006
Deferred financing costs, net	$1,749,713	$2,711,299
Investment in equity securities		500,000
Investment in joint venture		477,806
Fair value of interest rate swap agreement		42,386
Total	$1,749,713	$3,731,491

Deferred financing costs represent fees we incurred in obtaining new financing. The costs are deferred and amortized on a straight line basis (which approximates the effective interest method) over the term of the related financing. Accumulated amortization of deferred financing costs was $443,381 and $339,183 at December 31, 2005 and 2006, respectively.

In December 2006, we purchased shares in an initial public offering of Dangote Sugar Refinery Plc ("Dangote"). Dangote, a Nigerian company, together with Dangote Industry Limited accounted for 6.3%, 12.1% and 15.1%, of voyage and time charter revenue for the years ended December 31, 2004, 2005 and 2006, respectively. Our investment in Dangote represents a less than 0.01% ownership interest in the company. The investment is being carried at cost as the fair value of the security is not readily determinable.

In November 2005, the company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. The Company made a capital investment of $100,000 and loans of $400,000 on February 7, 2006 and March 1, 2006, respectively, for a 50% interest in the joint venture. The investment is accounted for using the equity method and the Company’s share of the financial result of the joint venture for 2006 and 2005 was a loss of approximately $74,000 and a profit of approximately $52,000, respectively, which is included in other income on the consolidated statement of operations.

See notes "2 — Summary of Significant Accounting Policies" and "15 — Financing" for a description of our hedging activity.

Note 13 — Accrued Expenses

Accrued expenses consist of the following:

	December 31,
Description	2005	2006
Voyage and vessel expenses	$17,695,881	$16,910,180
Payroll and related costs	2,554,445	3,479,675
Commissions	967,745	667,453
Cargo claims	369,999	245,999
Other expenses	181,143	226,044
Total	$21,769,213	$21,529,351

Note 14 — Advances from Affiliates

Advances from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be paid in the ordinary course of business generally within the year. The balance originated primarily from management fees, commissions and consulting fees earned by the affiliates and consist of the following:

	December 31,
Affiliate	2005	2006
Nautica Groupe, Ltd.	$16,120	$14,870
Aquarius Shipping Colombia Ltda.	146,056	321,336
TBS China Ltd		6,407
TBS Commercial Group Ltd.	1,246,482	138,490
TOTAL	$1,408,658	$481,103

Note 15 — Financing

Our outstanding debt balances were as follows:

	Interest Rate at December 31, 2006	December 31, 2005	December 31, 2006

Bank of America - term credit facility,
expires July 30, 2010	7.62%	$-	$65,625,000

Bank of America - revolving credit facility,
expires July 30, 2010	7.60% & 7.62%	-	54,814,033

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	6.82%	6,385,000	5,365,000

AIG credit facility loan		35,180,209	-

Bank of America credit facility loan		21,875,000	-

GMAC credit facility loan		15,156,250	-

Merrill Lynch credit facility loan		17,500,000	-
Merrill Lynch credit facility loan		9,641,003	-
Debt balance		$105,737,462	$125,804,033

The repayment of debt over the next five years and thereafter is as follows:

2007	$19,770,000
2008	19,770,000
2009	19,770,000
2010	66,494,033
Thereafter	-
$125,804,033

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

Pursuant to the Credit Facility, the Company, through its subsidiaries, made a full drawdown on the term credit facility of $75.0 million and an initial drawdown of $10.0 million on the revolving credit facility to repay $80.9 million of outstanding principal and interest due on the loans with the Existing Lenders and $5.2 million to cover costs associated with the refinancing, including deferred financing costs of $3.1 million.

The Term Credit Facility provides a four-year self-amortizing term loan with quarterly principal payments of approximately $4.7 million beginning September 2006. The non-amortizing Revolving Credit Facility is due in July 2010. Interest on the Credit Facility is at the 30-day, 60-day or 90-day Eurodollar LIBOR rate, as selected by the Company, plus a margin rate based on the Company’s consolidated leverage ratio. The margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%. The initial margin rate is 2.25% and becomes adjustable after December 31, 2006 and on or before March 31, 2007. In connection with the Credit Facility, the Company and its subsidiaries, incurred deferred financing costs of $2.8 million in July 2006 that is being amortized over the term of the facility.

In November 2006, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variable cash outflow exposure relating to interest payments on $56.25 million of its four-year term credit facility. The index rate on the LIBOR based loans is fixed at 5.09% through June 2009. At December 31, 2006, the Company had a fair value gain on the interest rate swap agreement of approximately $42,000, which is included in "other assets" and "accumulated other comprehensive income."

The Credit Facility is collateralized primarily by 24 of our vessels with a net book value at December 31, 2006 of $224.4 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels. Each subsidiaries of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The credit facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. At December 31, 2006, the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

The credit facility with The Royal Bank of Scotland was for the original amount of $7.15 million. The Company through its subsidiaries drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle. Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly. Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown). A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010. The credit facility is collateralized by a First Preferred Ship Mortgage on the vessel Wichita Belle and assignment of freight revenue and insurance. The credit facility requires that we maintain a monthly average of $1,500,000 on deposit with the bank.

AIG Credit Facility

The original amount of the credit facility with AIG was $45.0 million. The outstanding credit facility balance of $29.0 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the AIG credit facility was at the 90-Day LIBOR rate plus 3.15%. In connection with the early repayment of the AIG credit facility, we paid $0.9 million early repayment fees and wrote off as a loss on extinguishment of debt unamortized debt finance costs of $0.3 million.

Bank of America Credit Facility

The credit facility with Bank of America was initially for $25.0 million. The outstanding credit facility balance of $18.8 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the original Bank of America credit facility was at adjusted LIBOR plus 2.75%. In connection with the early repayment of the original Bank of America credit facility, wrote off as a loss on extinguishment of debt unamortized debt finance costs of $0.4 million.

GMAC Credit Facility

The credit facility with GMAC was for the original amount of $22.5 million. The outstanding credit facility balance of $12.3 million was repaid on July 31, 2006, from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on loans under the GMAC credit facility was at "Adjusted 30-Day LIBOR," as defined in the loan agreement, plus 3.75%. In connection with the early repayment of the GMAC credit facility, we paid $0.3 million in early repayment fees and wrote off  as a loss on extinguishment of debt unamortized debt finance costs of $0.3 million.

Merrill Lynch Credit Facilities

The Company had two credit facilities with Merrill Lynch for the original amounts of $15.0 million and $17.5 million. On July 31, 2006, the outstanding balances on the credit facilities, aggregating $20.3 million, were repaid from the proceeds of the new credit facility with a syndicate of commercial lenders led by Bank of America. Interest on the $15.0 million Merrill Lynch credit facility was at 7.654% and on the $17.5 million credit facility was at LIBOR plus 2.5%. In connection with the early repayment of the Merrill Lynch credit facilities, we paid $0.9 million early repayment fees and wrote off as a loss on extinguishment of debt unamortized debt finance costs of $0.3 million.

Citibank Revolving Credit Facility

The Company’s $12.0 million revolving credit facility with Citibank, N.A. commenced on June 17, 2005 (date of first borrowing), and expired on May 31, 2006.

Note 16 — Charter-in of Vessels:

As of December 31, 2006 the Company through its subsidiaries, had seven (7) chartered-in vessels classified as capital leases and one (1) vessel chartered in under a short-term charter.  The future minimum commitments under charters-in are as follows:

At December 31,	Capital
2007	$6,387,500
2008	6,387,500
2009	13,458,958
2010	-
Net minimum lease payments	26,233,958

Less amount representing interest	4,879,268

Present value of net minimum lease payments,
including current maturities of $4,087,484	$21,354,690

       Charters-in Classified as Operating Leases

At December 31, 2006, we chartered-in no vessels under long-term noncancelable operating leases that had initial terms of more than one year at the inception of the charter.

We chartered-in vessels under short-term charters, which have initial terms of less than one year. Total lease expense, consisting of both short and long term charters-in, classified as operating leases, is as follows:

	Year ended December 31,
	2004	2005	2006

Charters-in under short term operating leases	$39,043,355	$14,259,581	$4,664,187

Charters-in under long term operating leases	16,637,791	16,859,650	11,839,286
Total lease expense	$55,681,146	$31,119,231	$16,503,473

    Charters-in Classified as Capital Leases

On April 22, 2005, the Company through a subsidiary exercised its option to purchase the Comanche Belle for $3,815,000. Delivery was taken on November 16, 2005, and the vessel was renamed Huron Maiden.

In December 2003, the Company through its subsidiaries, entered into sale-leaseback agreements for seven of its handysize tweendeck vessels, which leases are classified as capital leases. The vessels were sold for $31.5 million and leased back for a period of 66 months at $2,500 per vessel, per day with a $10.5 million balloon purchase option payment due at the end of the lease term on July 1, 2009. Interest rates on the capitalized leases have been imputed based on the Company's incremental borrowing rate at the inception of the leases. We anticipate exercising our purchase options. The purchase options for each of the seven (7) vessels covered under this transaction is shown in the following table. The amount of the purchase options decrease from December 2006, the initial period in which we can exercise the purchase options, through June 2009 the end of the lease term:

June 2007	$3,300,000
December 2007	$2,900,000
June 2008	$2,400,000
December 2008	$2,000,000
June 2009	$1,500,000

On November 25, 2003, the Company through its subsidiaries entered into an agreement to purchase the Rockaway Belle. The agreement required us to pay $1,000,000 upon delivery of the vessel, bareboat charter hire of $2,550 per day beginning from the November 25, 2003 delivery date and two payments of $200,000 each in May and November of 2004. The agreement contained monthly purchase options that began at $2,705,950 as of January 2005 and decreased approximately $80,000 each month to $1,000,000 as of November 2006. In March 2005, we exercised our option to purchase the Rockaway Belle (renamed Huron Maiden) for $2,512,150.

The assets and liabilities under the capital leases were recorded at the fair values of the acquired assets, which approximated the present values. There are no executory costs for capital lease vessels except for the Comanche Belle on which we exercised the purchase option and closed on the vessel in November 2005.

	Gross	Accumulated	Net
Period	Asset	Depreciation	Book Value
December 31, 2005	$33,104,708	$5,041,462	$28,063,246
December 31, 2006	$35,497,924	$7,111,883	$28,386,041

Depreciation expense on the vessels under capital leases was $4,933,455, $2,209,395 and $2,070,421 for the years ended December 31, 2004, 2005 and 2006, respectively.

Note 17 —Related Party Transactions

Prior to our initial public offering in June 2005, we had many related party transactions with brother-sister companies Roymar and TBS Shipping Services (the "Management Companies"), that are under common ownership. The Management Companies provide technical ship management (obtaining crews, coordinating maintenance and repairs, drydocking, etc.) and operational management (arranging insurance and claims processing, and providing general administrative services i.e. accounting, legal, etc. and port agent services , i.e. port calls, stevedoring, etc.). Some of the individuals, who own a majority of the Company’s common shares, and some of whom are members of the board of directors, owned these Management Companies. Just prior to the Company’s initial public offering, the Company purchased the two Management Companies from these individuals. The Company outsourced all of its operational functions to these Management Companies.

Overseas - Related Party Companies

The Company maintains several commercial agents located in various countries where we conduct our business. There are two unconsolidated overseas companies who provide the commercial and port agency service to us. These companies are:

(1)
TBS Commercial Group Ltd. - This Bermuda-based holding company owns nine operating companies that operate commercial and port agencies in South America, Europe, Japan and China. Its subsidiaries are (1) Solar Shipping Ltda. (TBS Do Brasil); (2) TBS-Tecnisea C. Ltda.; (3) TBS-Chile S.A.; (4) Aquarius Shipping Colombia Ltda.; (5) TBS De Venezuela C.A.; (6) TBS Bolivia S.R.L.; (7) TBS Asia Ltd.; (8) TBS Shipping Services Europe GmbH and (9) TBS Peru Seganport S.A.

(2)	Beacon Holdings Ltd. - This holding company owns one operating company: Bademar in Ecuador. Beacon is in the same business as TBS Commercial Group Ltd.

The underlying fees and rates are based upon contractual agreements with us. Individuals who own a majority of the Company’s common shares, and some of whom are members of the board of directors own these overseas companies. As a result of their share ownership and board positions, and for so long as they collectively own a significant percentage of our issued and outstanding common shares, they will be able to influence the Company and determine the outcome of any shareholder vote.

Port Agents

At December 31, 2005 and 2006 included in accounts payable and accrued expenses and other liabilities are amounts due to related port agents per the schedule below:

	Accounts	Accrued
Period	Payable	and Other Liabilities	Total
December 31,2005	$41,526	$1,161,331	$1,202,857
December 31,2006	$61,627	$2,229,010	$2,290,637

Port agency fees were paid to TBS Commercial Group Ltd. and Beacon Holdings Ltd. in the amount of $685,438, $890,369 and $964,515, for the years ended December 31, 2004, 2005, and 2006 respectively.

Management Fees

Management fees are paid by TBS Worldwide Services Inc. and its subsidiaries (the Pool companies) and subsidiaries of Westbrook Holdings Ltd. to TBS Shipping Services Inc. and Roymar Ship Management, Inc. In connection with our initial public offering, we purchased all the stock of these two companies and, accordingly, their results of operations have been included in our consolidated financial statements as of the date of acquisition. After the acquisition, when these companies became subsidiaries of the Company, we continued to pay management fees; however, the fees have been eliminated in consolidation. The amounts paid to TBS Shipping Services Inc. and Roymar Ship Management, Inc. through June 2005, the date of acquisition, along with their respective monthly charges per vessel are listed in the schedule below:

	Year Ended December 31,
	2004		2005		2006
Management fee paid
TBS Shipping Services, Inc.	$2,429,532		$1,211,021		$-
Roymar Ship Management, Inc.	1,984,377		1,413,370		-
	$4,413,909		$2,624,391		$-

Management fee rates per month per vessel

TBS Shipping Services, Inc.	$8,447	(a)	$8,447	(a)	$8,447	(a)
Roymar Ship Management, Inc.	$12,029	(a)	$12,029	(a)	$12,029	(a)

(a) Rates, which include costs of living adjustments, effective February 8, 2004.

	Year Ended December 31,
	2004	2005	2006
Commissions paid to

TBS Shipping Services, Inc.	$5,586,865	$2,617,298	$-
TBS Commercial Group Ltd.	4,401,321	5,311,732	5,223,372
	9,988,186	7,929,030	5,223,372
Nautica Groupe, Ltd.	29,624	24,606	-
Roymar Ship Management, Inc.	250,000	-	-
	$10,267,810	$7,953,636	$5,223,372

The Company maintains several commercial / vessel agents, which are related through partial common ownership, located in various countries where we conduct our business. These agents consist of:

(a)	TBS Shipping Services Inc. (through June 2005, the date of acquisition) - commercial agent.

(b)
TBS Commercial Group Ltd. and its subsidiaries: Solar Shipping Ltda. (TBS Do Brasil), TBS-Tecnisea C. Ltda. TBS-Chile S.A., Aquarius Shipping Colombia Ltda., TBS De Venezuela C.A., TBS Bolivia S.R.L., TBS Asia Ltd., TBS Shipping Services Europe GmbH, and TBS Peru-Seganport S.A. - commercial agent.

(c)
Nautica Groupe, Ltd. - Commissions were paid by a subsidiary of Westbrook Holdings, Ltd. to Nautica Groupe, Ltd. for commissions under a lease agreement with the owner of the vessel Comanche Belle. Commissions to Nautica Groupe Ltd. ended in November 16, 2005 when the vessel was acquired in connection with the exercise of the purchase option.

(d)	Roymar Ship Management, Inc. (through June 2005, the date of acquisition) - vessel agent/manager.

Chartering Broker

Globe Maritime Limited, owned by James W. Bayley, acts as a chartering / vessel sale and purchase broker for the Company. James W. Bayley was a member of the board of directors through June 2006. During 2004, 2005 and 2006, we paid Globe Maritime Limited $219,000, $49,000 and $527,750, respectively.

James W. Bayley owned 1% of the outstanding interest of the parent entity of TBS North America Liner Ltd. ("TNA") and 40% of the outstanding voting shares of TNA. The parent entity of TNA owned 60% of the outstanding voting shares and 100% of the outstanding non-voting shares of TNA. The Company indirectly owned the other 99% of the outstanding interest of the parent entity of TNA. In December 2005, the parent entity of TNA was dissolved and on December 29, 2005 Mr. Bayley transferred his entire interest in TNA to the Company. At that date TNA became a wholly-owned subsidiary of the Company.

Lease

One of our subsidiary service companies, TBS Shipping Services Inc. maintains an office in Yonkers, New York that is leased from our founder, chairman and chief executive officer, Joseph E. Royce. During 2004, 2005 and 2006, payments to Mr. Royce under this lease totalled $240,000 per year.

Legal Services

Lawrence A. Blatte, who became a senior executive vice president of the Company in March 2005, did not provide legal services to the Company or any of its subsidiaries and affiliates in 2006; consequently, no payments were made during the year. During 2004 and 2005 the Company made payments of $438,000 and $503,000, respectively, to Mr. Blatte for legal services. In addition, during 2004 and 2005 TBS Shipping Services Inc. and TBS Commercial Group Ltd. made payments of $205,000 and $150,000, respectively, to Mr. Blatte for legal services. Mr. Blatte was not an officer of the Company at the time the services were rendered and the payments were received.

Consulting Fees

TBS Commercial Group Ltd. made payments for consulting fees of $100,000 each to Mr. Royce and Mr. Blatte during 2006.

Note 18 — Equity Transactions:

Preference Shares

On February 7, 2001, the Company issued 1.0 million mandatorily redeemable preference shares at a fair value of $10 per share, for an aggregate fair value at date of issuance of $10,000,000, which pay a 7% per annum dividend payable on a quarterly basis. The Company has paid 12 quarterly dividend payments "in-kind." In-kind dividend payments are added to the recorded value of the mandatorily redeemable preference shares with an offset to additional paid-in capital. The first 12 quarterly payments due on April 15, 2001, July 15, 2001, October 15, 2001, January 15, 2002, April 15, 2002, July 15, 2002, October 15, 2002, January 15, 2003, April 15, 2003 and July 15, 2003, October 15, 2003 and, January 15, 2004, were deemed in-kind payments.

The effect of these declarations for the year ended December 31, 2003 was $1,230,357. Cumulative dividends paid-in-kind as of December 31, 2003 was $3,367,137. The Company must redeem these mandatorily redeemable preference shares in whole for $15 per share plus accrued but unpaid dividends on the tenth anniversary date. The $5,000,000 excess redemption value over the fair value is being accreted ratably over the ten-year period against additional paid-in capital through June 30, 2003. Effective July 1, 2003, the Company adopted FAS 150 which resulted in the preference share dividends deemed in-kind and accretion subsequent to that date to be reported on the statement of operations in the amount of $829,703. The accretion for the year ended December 31, 2003 was $396,173 and added to the recorded value. Cumulative accretion through the year ended December 31, 2003 was $1,014,714.

On March 30, 2004, the Company amended the mandatorily redeemable preference shares to eliminate the mandatory redemption provisions, remove the payment of dividends, establish a semi-annual 15 cents-per-share dividend, and permit the conversion, at the option of the holder, of each preference share to two old Class C common shares. The Company also authorized an additional 250,000 preference shares, bringing the total authorized to 1,500,000. Thereafter, the Company repurchased 224,476 preference shares from TBS Commercial Group Ltd. for an aggregate consideration of $1.00.

On June 29, 2005, in connection with the Company's initial public offering, the holders of the Company's convertible preference shares exercised their right to convert their 1,000,000 issued and outstanding convertible preference shares into 2,000,000 old Class C common shares. Conversion of the preference shares into Class C common shares constituted payment in full of the preference shares.

Initial Public Offering

On June 29, 2005, the Company completed its initial public offering. In this offering the Company issued and sold 7,000,000 Class A common shares, par value $0.01 per share, for $10.00 per share. The proceeds to the Company, after underwriting fees but prior to deducting offering expenses, totaled $65,100,000. The amounts shown in the accompanying consolidated statement of shareholders’ equity, as contributions to additional paid-in capital, represent payments received for the issuance of the shares in June 2005 in excess of their par value less offering expenses.

Other Equity Transactions

In connection with the Company's initial public offering, the Company consolidated its 1,500,000 old Class A, 1,500,000 old Class B and 3,000,000 old Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and redesignated the Company's outstanding old Class A (600,000 shares), old Class B (600,000 shares) and old Class C (1,200,000 shares) common shares as 2,400,000 new Class B common shares. Concurrent with the consolidation and redesignation of common shares, the Company issued 2.167 new Class A common shares and 3.20 additional new Class B common shares for each new Class B share outstanding.

Warrants

As of December 31, 2004, 1,769,231 Series A, 411,756 Series B and 485,671 Series C warrants were outstanding. The warrants were issued by the Company in connection with its emergence from bankruptcy, and were valued at $800,000 at the time of issuance. The fair value was established based upon a cash flow model as determined by a third-party appraiser, and accepted by the bondholders, the U.S. Bankruptcy Court and the Company. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions. The Series A warrants were exercisable if the first Preferred Ship Mortgage Notes were not paid in full by February 8, 2005, and when exercised would represent approximately 27% of the total outstanding shares of the Company on a fully diluted basis. The Series B warrants were exercisable if the preference shares were not paid in full by February 8, 2006, and, when exercised, would represent approximately 6% of the total outstanding common shares of the Company on a fully diluted basis. The Series C warrants were exercisable only if the exercise conditions of the Series A and Series B warrants were satisfied, and when exercised would represent approximately 7% of the total outstanding common shares of the Company.

The first Preferred Ship Mortgage Notes were paid on June 29, 2005 (after February 8, 2005), and accordingly the Series A warrants became exercisable. In connection with the initial public offering, as noted above, the holders of the Company's convertible preference shares exercised their right to convert the convertible preference shares into Class C Common shares. As the conversion of the preference shares constituted payment in full of the preference shares, the exercise condition for the Series B and Series C warrants became incapable of being met as of June 29, 2005. Due to the anti-dilution provisions of the warrant agreement, following the conversion of all the outstanding preference shares into Class C common shares, the number of common shares issuable upon exercise of all outstanding Series A warrants increased from 1,769,231 to 2,167,539 Class C common shares. The issuance of 7,000,000 new Class A common shares in connection with the initial public offering further increased the number of shares issuable upon exercise of all outstanding Series A warrants from 2,167,539 to 2,901,403 Class C common shares. The number of shares issuable under the Series A warrants were 2,515,368 new Class A common shares and 4,874,357 new Class B common shares, after giving effect to the common share conversion described above in Other Equity Transactions. On June 29, 2005, Series A warrants to purchase 2,125,392 Class C common shares, or 1,842,606 new Class A and 3,576,590 new Class B common shares, held by certain existing shareholders, were exercised. In addition, in connection with the initial public offering, the 662,952 Series A warrants to purchase 574,434 new Class A and 1,113,155 new Class B common shares held by these shareholders were cancelled.

At December 31, 2005 and 2006, there were outstanding exercisable warrants to purchase 98,311 new Class A and 190,542 new Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

New Class A and New Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A and Class B. The Class A common shares and Class B common shares have identical rights to dividends and surplus, and assets on liquidation. However, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

The holders of Class A common shares can convert their Class A common shares into Class B common shares, and the holders of Class B common shares can convert their Class B common shares into Class A common shares at any time. Further the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code, or the Class A common shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Internal Revenue Code.

Per Note 19 — Earnings Per Share

	Year Ended December 31,
	2004	2005	2006
Numerators:
Net income	$43,166,689	$55,656,062	$39,059,825

Dividends on mandatorily redeemable preference shares

Net income allocated to preference shares	(11,842,930)	(5,705,560)	-

Net income available for common shareholders (basic and diluted)	$31,323,759	$49,950,502	$39,059,825

Denominators:
Basic-weighted average common shares outstanding	10,187,795	21,870,160	27,998,843

Vested shares issued to CFO and Directors		53,252	89,467

Dilutive effect of Series A, B & C warrants	10,197,980	2,387,497	-
Diluted-weighted average common shares and potential common shares outstanding	20,385,775	24,310,909	28,088,310

Income (loss) per common share:
Basic	$3.07	$2.28	$1.40

Diluted	$1.54	$2.05	$1.39

As described above in note "18 — Equity Transactions — Preference Shares," the convertible preference shares were converted into old Class C common shares on June 29, 2005 in connection with the initial public offering. Prior to conversion, each convertible preference share was convertible into two old Class C common shares. If dividends were declared on the common shares, the preference shares would have been entitled to receive dividends based on the number of old Class C common shares that the preference shares were convertible to. The basic earnings per share calculation for 2004 and 2005 reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in SFAS 128, "Earnings Per Share". The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.

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

Effective June 29, 2005, the closing date of the Company's initial public offering, the Company adopted new corporate Bye-laws which resulted in the consolidation and redesignation of shares. The Company redesignated its 1,500,000 old Class A, 1,500,000, old Class B and 3,000,000 old Class C common shares (after giving effect to the conversion of the preference shares) on a 2.5-for-1 basis to 600,000 old Class A, 600,000 old Class B and 1,200,000 old Class C common shares, for the purpose of changing the par value of the Company's common shares from $.004 per share to $.01 per share, and consolidated the Company's outstanding old Class A, old Class B and old Class C common shares as 2,400,000 new Class B common shares.

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

On June 29, 2005, certain shareholders who also held Series A warrants exercised their warrants to purchase 5,413,265 common shares; concurrently they cancelled Series A warrants to purchase 1,687,589 shares. At December 31, 2005 and 2006, exercisable warrants were outstanding to purchase 98,311 new Class A and 190,542 new Class B common shares, which were held by parties not affiliated with individuals who own a majority of the Company’s common shares. On June 29, 2005, 100,000 and 4,500 restricted Class A common shares were issued to an officer and to outside directors, respectively.

Note 20 — Stock Plans

2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares. The incentive plan became effective on the date of our initial public offering at which time the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping Services, and 4,500 restricted Class A common shares to its independent directors vesting one year after issuance. The aggregate value of restricted Class A common shares issued to the chief financial officer, employees and independent directors was approximately $2.1 million. The restricted share award to the chief financial officer will result in a charge to compensation expense and an increase in paid-in capital of $250,000 in years 2006, 2007 and 2008 and $125,000 in years 2005 and 2009. The Company’s consolidated financial statements include compensation costs of $125,000 from June 29, 2005 the date of the award, for the year ended December 31, 2005 and $250,000 for the year ended December 31, 2006. In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping Services prior to the offering or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issue of the 106,900 Class A common shares to employees of Roymar and TBS Shipping Services. The share award to Roymar and TBS Shipping Services employees resulted in a one-time charge to compensation expense of $1.9 million and an increase to paid-in capital, which have been included in the consolidated financial statements for the year ended December 31, 2005. Employees of Roymar and TBS Shipping Services have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period. The restricted share award to the independent directors resulted in a charge to compensation expense and an increase in paid-in capital of $45,000. The Company’s consolidated financial statements include compensation costs of $22,500, from June 29, 2005 the date of the award for the year ended December 31, 2005 and $22,500 for the year ended December 31, 2006.

Employee Share Purchase Plan

The Company adopted an Employee Share Purchase Plan in 2005, effective on the date of our initial public offering. Under the share purchase plan a maximum of 1,300,000 shares can be granted. All eligible employees, as defined in the plan, can subscribe to purchase shares of the Company’s stock at a purchase price of 95% of the fair market value of the common shares on the last day of the subscription period. At December 31, 2006, no shares were subscribed under the plan.

Note 21 — Employee Benefit Plan

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

Note 22 — Commitments and Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company, through a subsidiary, sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London before an arbitration tribunal selected by the Company and the seller. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee in the amount of $2.1 million. The seller alleged damages due to the arrest of the associated vessel and we deposited, on June 6, 2005, $750,000 in escrow to provide counter-security for estimated arbitration/litigation costs as required under English law. On August 17, 2005, we obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006, as disclosed in our quarterly report for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006. On September 4, 2006, the Arbitrator issued a decision in our favor, finding that the seller was in breach of the contract and that the seller is responsible for the cost of repair and cleaning. We anticipate receiving an award of between $0.9 million and $1.0 million. In October 2006, our counter security of $532,500 was returned with interest.

We are periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations, or cash flows of the Company.

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

The Company, through its subsidiary Roymar, leases office space under an operating lease expiring October 31, 2007. In addition, we are required to pay additional rent for real estate tax escalations. The lease contains two one-year renewal options. In November 2006, the lease was modified to add additional space. Consequently, monthly rents have increased $3,053 to $24,328 from $21,725.

Future minimum commitments under operating leases for offices are as follows:

At December 31,	Amount

2007	$483,280
2008	240,000
Net minimum lease payments	$723,280

Note 23 —Sale of Vessel

During August 2006, we sold the Dakota Belle for $3,225,000, less a 2% sales commission. The gain on sale of vessel, which was delivered on September 27, 2006, was $2,179,820. The net proceeds of $3,160,500 were used to pay down our Term Loan Credit Facility.

Note 24 — Business Segment

The Company is managed as a single business unit that provides worldwide ocean transportation of dry cargo service to its customers through the use of owned and chartered vessels. The vessels are operated as one fleet and when making resource allocation decisions, our chief operating decision maker evaluates voyage profitability data, which considers vessel type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual vessel basis. The Company's objective in making resource allocation decisions is to maximize its consolidated financial results not the individual results of the respective vessels or routes.

The Company transports cargo throughout the world including the U.S. The amount of voyage revenue generated in foreign countries (other than the U.S.) is $140.8 million, $159.7 million and $167.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Year December 31,
Country	2004	2005	2006

Brazil	$45,651,573	$50,922,219	$52,254,353
Japan	22,416,220	27,102,181	33,424,214
Chile	16,516,395	21,602,403	15,249,919
Peru	12,819,836	16,311,236	16,825,238
United Arab Emirates	7,643,242	655,879	9,415,493
Venezuela	8,468,493	12,327,840	8,516,162
Korea	8,638,296	6,633,213	6,022,940
China	7,503,819	11,815,693	16,171,405
Others	11,104,849	12,318,362	9,402,693
	$140,762,723	$159,689,026	$167,282,417

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue generated from U.S. voyages. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 7.3% and 10.4% of charter hire receivables at December 31, 2005 and December 31, 2006, respectively. One customer accounted for 6.3%, 12.1% and 15.1% of voyage and time charter revenue for the year ended December 31, 2004, 2005 and 2006, respectively.

Note 25 — Subsequent Events

Sale-leaseback

On January 30, 2007, the Company, through its wholly owned subsidiaries Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement. Net proceeds from the transactions after expenses and deposits were $38.6 million. Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million each pursuant to a memorandum of agreement. Fairfax had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006. Beekman had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006. Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels. The charters will be classified as operating leases. Proceeds from the sale were used to repay advances outstanding under the revolving credit facility.

Vessel contracted for sale

On January 26, 2007, the Company signed a Memorandum of Agreement to sell the multipurpose tweendecker Maya Princess for $13.0 million. On January 31, 2007, a 10% percent deposit of $1.3 million was received. The vessel is expected to be delivered in March 2007. The proceeds will be used to pay for part of the acquisition cost of the Blu Mistral II.

Addition to credit facility

On January 23, 2007, we added an additional $20.0 million under the existing $140.0 million syndicated credit facility. The revolving credit facility was increased by $15.0 million to $80.0 million from $65.0 million, and we borrowed an additional $5.0 million under the term credit facility. In connection with the increase to the credit facility, the credit agreement dated July 31, 2006, was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral.

Purchase Commitment

We entered into purchase agreements with a Chinese shipyard effective February 28, 2007 to build six newly-designed multipurpose tweendeck vessels. The agreements provide for a contract purchase price of $35.4 million per vessel, and for the delivery of two vessels in 2009 and four vessels in 2010. The agreements are subject to us obtaining satisfactory bank financing, which we are currently negotiating.

Note 26 — Selected Quarterly Financial Information (unaudited)

The following information is presented as supplementary financial information for 2006 and 2005 (in thousands, except per share information):

	Year Ended December 31, 2006
	First Quarter as originally reported	First Quarter as adjusted (b)	Second Quarter as originally reported	Second Quarter as adjusted (b)	Third Quarter as originally reported	Third Quarter as adjusted (b)	Fourth Quarter

Revenue	$63,755	$63,755	$58,995	$58,995	$65,402	$65,402	$65,434

Income from operations	$10,123	$10,808	$8,574	$9,133	$15,306	$15,867	$16,375

Net income available for common shareholders (a)	$7,312	$7,997	$6,375	$6,934	$9,214	$9,775	$14,354

Net income per share:(a)
Basic	$0.26	$0.29	$0.23	$0.25	$0.33	$0.35	$0.51
Diluted	$0.26	$0.28	$0.23	$0.25	$0.33	$0.35	$0.51

	Year Ended December 31, 2005
	First Quarter as originally reported	First Quarter as adjusted (b)	Second Quarter as originally reported	Second Quarter as adjusted (b)	Third Quarter as originally reported	Third Quarter as adjusted (b)	Fourth Quarter as originally reported	Fourth Quarter as adjusted (b)

Revenue	$60,909	$60,909	$60,521	$60,521	$59,019	$59,019	$67,582	$67,582

Income from operations	$17,792	$18,383	$15,786	$16,127	$14,855	$15,463	$13,435	$14,277

Net income available for common shareholders (a)	$11,895	$12,329	$10,667	$10,931	$12,277	$12,885	$11,047	$11,889

Net income per share:(a)
Basic	$0.84	$0.87	$0.62	$0.64	$0.44	$0.46	$0.39	$0.42
Diluted	$0.58	$0.60	$0.52	$0.53	$0.44	$0.46	$0.39	$0.42

(a)
The quarterly computations are independent of the annual computation. The computation of quarter and annual earnings per share includes a weighting of the average number of shares outstanding and an allocation of the pro-rata share of net income to convertible preference shares that will vary for each period. Accordingly, the sum of the four quarters’ net income available for common shareholders and net income per share will not equal the annual earnings per share. See note "19 — Earnings per share."

(b)
In the fourth quarter of 2006, the method of accounting for drydocking costs was changed to the deferral method whereas in previously reported quarters in 2006 drydocking costs were accounted for using the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The new method of accounting for drydocking costs was adopted because of changes made on September 8, 2006, to certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide") by FASB. The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the maritime industry. Comparative consolidated financial statements of prior years have been adjusted to apply the new method retrospectively. The effect of the change on the first, second and third quarters of 2006 and all quarters in 2005 is noted in the "as adjusted" columns.

TBS International Limited and Subsidiaries
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March  2007.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 12th day of March 2007 by the following persons in the capacities indicated:

/s/ Gregg L. McNelis	/s/ Randee E. Day
Gregg L. McNelis, Senior Executive Vice President, Chief Operating Officer and Director	Randee E. Day, Director
/s/ Peter S. Shaerf	/s/ William P. Harrington
Peter S. Shaerf, Director	William P. Harrington, Director