Form 10-Q
period 2007-05-15
TBS INTERNATIONAL LTD
filed 2007-05-15
CIK 1065648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
or
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

As of April 23, 2007, the registrant had outstanding 14,325,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$23,235,641	$12,006,727
Charter hire receivable, net of allowance of $442,529 in 2007 and 2006	17,294,190	25,396,093
Claims receivable	1,224,163	2,905,013
Due from agents	775,759	2,153,993
Other receivables	1,158,569	1,058,474
Fuel and other inventories	6,557,127	7,256,483
Prepaid expenses	2,050,691	1,586,936
Advances to affiliates	5,704	5,604
Total current assets	52,301,844	52,369,323
Deposit for vessel purchase	1,695,000	1,695,000
Fixed assets, net	323,069,623	336,869,094
Goodwill	8,425,935	8,425,935
Other assets and deferred charges	10,948,918	3,731,491
Total assets	$396,441,320	$403,090,843
Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$21,308,462	$19,770,000
Obligations under capital lease, current portion	4,209,067	4,087,484
Accounts payable	5,278,179	6,049,174
Accrued expenses	14,184,195	21,529,351
Voyages in progress	2,085,427	4,268,514
Advances from affiliates	427,791	481,103
Total current liabilities	47,493,121	56,185,626
Debt, long-term portion	94,713,572	106,034,033
Obligations under capital lease, net of current portion	16,168,234	17,267,206
Total liabilities	158,374,927	179,486,865
COMMITMENTS AND CONTINGENCIES (Note 11)
Shareholders' equity
Common shares, New Class A, $.01 par value, 75,000,000
authorized, 14,325,996 shares issued and outstanding	143,260	143,200
Common shares, New Class B, $.01 par value, 30,000,0000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	87,930,489	87,880,449
Accumulated other comprehensive income	51,099	42,386
Retained earnings	149,786,753	135,383,151
Total shareholders' equity	238,066,393	223,603,978
Total liabilities and shareholders' equity	$396,441,320	$403,090,843

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
		(As adjusted)
Revenue
Voyage revenue	$52,450,782	$49,319,289
Time charter revenue	18,068,624	14,170,306
Other revenue	318,556	265,477
Total revenue	70,837,962	63,755,072
Operating expenses
Voyage	19,693,303	22,736,923
Vessel	17,557,419	17,537,519
Depreciation and amortization of vessels
and other fixed assets	8,413,838	6,882,112
General and administrative	7,180,109	5,789,542
Loss from sale of vessel	779,053	-
Total operating expenses	53,623,722	52,946,096
Income from operations	17,214,240	10,808,976
Other (expenses) and income
Interest expense	(2,771,850)	(2,916,340)
Interest and other income (expense)	(38,788)	104,711
Total other expenses, net	(2,810,638)	(2,811,629)

Net income	$14,403,602	$7,997,347
Earnings per share
Net income per common share
Basic	$0.51	$0.29
Diluted	$0.51	$0.28
Weighted average common shares outstanding
Basic	28,013,310	27,983,829
Diluted	28,035,881	28,088,329

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities		(As Adjusted)
Net income	$14,403,602	$7,997,347
Adjustments to reconcile net income to net cash
provided by operating activities
Loss on sale of vessel	779,053	-
Depreciation and amortization	8,413,838	6,882,112
Amortization of deferred financing costs	216,674	140,233
Write-off of bad debt		(235,004)
Non cash stock based compensation	92,560	73,750
Loss in joint venture	162,825	29,393
Changes in operating assets and liabilities
Decrease in charter hire receivable	8,101,903	7,970,627
Decrease (increase) in claims receivable	1,680,850	(570,493)
Decrease (increase) in due from agents	1,378,234	(815,784)
(Increase) in other receivables	(77,901)	(280,548)
Decrease in fuel and other inventories	699,356	1,020,952
(Increase) decrease in prepaid expenses	(463,755)	663,525
(Increase) in other assets and deferred changes	(228,286)	-
(Decrease) increase in accounts payable	(770,995)	1,969,775
(Decrease) in accrued expenses	(7,559,639)	(10,345,369)
(Decrease) in voyages in progress	(2,183,087)	(66,105)
(Decrease) in advances from/to affiliates, net	(53,412)	(1,182,720)
Net cash provided by operating activities	24,591,820	13,251,691
Cash flows from investing activities
Proceeds on sale of vessels	52,313,711	-
Vessel acquisition/capital improvement costs	(53,207,130)	(4,962,910)
Deposit for vessel purchases	-	(810,000)
Investment in joint venture	(200,000)	(500,000)
Net cash provided (used) by investing activities	(1,093,419)	(6,272,910)
Cash flows from financing activities
Repayment of debt principal	(74,782,000)	(8,586,407)
Proceeds from debt	65,000,000	-
Payment of deferred financing costs	(1,510,098)	-
Reduction of obligations under capital leases	(977,389)	(582,330)
Net cash used by financing activities	(12,269,487)	(9,168,737)
Net increase (decrease) in cash and cash equivalents	11,228,914	(2,189,956)
Cash and cash equivalents beginning of period	12,006,727	27,157,681
Cash and cash equivalents end of period	$23,235,641	$24,967,725
Supplemental cash flow information:
Interest paid	$2,627,556	$1,980,614
Noncash Investing activities:

For the three months ended March 31, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Princess excludes the noncash portion of $5,500,000, which was retained by the buyer/lessor as a deposit on the bareboat charters.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
						(Accumulated	Other
					Additional	Deficit)	Compre-
	Common Shares		Warrants		Paid-in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$135,383,151	$42,386	$223,603,978
Net income						14,403,602		14,403,602
Unrealized gain on securities available for sale							223,122	223,122
Net loss on cash flow hedge							(214,409)	(214,409)
Comprehensive income								14,412,315
Shares issued under Incentive Stock Plan	6,000	60			50,040			50,100
Balance at March 31, 2007	27,730,457	$277,305	288,853	$20,747	$87,930,489	$149,786,753	$51,099	$238,066,393

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBS") and subsidaries (the "Company" "we" or "our") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of TBS are non-US corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in TBS's Form 10-K filed on March 12, 2007.

Reclassifications

    Certain reclassifications were made to the consolidated financial statements for the three months ended March 31, 2006 to conform to the 2007 presentaion. These reclassifications did not impact net income for the three months ended March 31, 2006.

Note 2 — Change in Accounting Method for Drydocking Costs

Effective January 1, 2006, the Company changed the method of accounting for drydocking costs to the deferral method, whereas in all prior years drydocking costs were accounted for using the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The change in accounting method for drydocking costs was made in connection with the Company's early adoption of FSP No. AUGAIR-1, Accounting for Planned Major Maintenance Activities issued by the Fianancial Accounting Standards Baord ("FASB") on September 8, 2006, which amended certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the maritime industry. The consolidated statement of income for the three months ended March 31, 2006 has been adjusted to apply the new method retrospectively. The following financial statement line items for the three months ended March 31, 2006 were affected by the change in accounting principle.

Consolidated Statement of Operations	As Reported	As Computed
For the Three Months Ended March 31, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Operating expenses:
Vessel	$18,631	$17,538	$(1,093)
Depreciation and amortization	$6,474	$6,882	$408
Total operating expenses	$53,632	$52,946	$(686)
Income from operations	$10,123	$10,809	$686
Net income	$7,312	$7,997	$685
Earnings per share
Basic	$0.26	$0.29	$0.03
Diluted	$0.26	$0.28	$0.02

Consolidated Statement of Cash Flows	As Reported	As Computed
For the Three Months Ended March 31, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Net income	$7,312	$7,997	$685
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$6,614	$7,022	$408
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	$(9,179)	$(10,272)	$(1,093)

Note 3 — New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that SFAS 159 will have on our consolidated financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. The accounting provisions of SFAS 157 are effective for the Company beginning on January 1, 2008. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

    In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48, which was effective for the Company beginning January 1, 2007, did not have a significant impact on our consolidated results of operations, cash flows, or financial position.

Note 4 — Advances to / from Affiliates

Advances to / from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand, and expected to be collected or paid in the ordinary course of business, generally within the year. The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees. Advances from affiliates originated primarily from amounts due to affiliates for management fees, commissions and consulting fees earned.

Note 5 — Fixed Assets

Fixed assets consist of the following:

	March 31, 2007	December 31, 2006
Vessels	$306,167,713	$367,515,843
Vessel inprovements and other equipment	32,239,419	27,020,499
Deferred dry docking costs	9,056,291	7,780,192
Vessel construction in process	44,754,432	280,163
Other fixed assets	10,669,687	9,626,975
	402,887,542	412,223,672
Less accumulated depreciation and amortization	(79,817,919)	(75,354,578)
	$323,069,623	$336,869,094

On March 13, 2007, the Company completed the sale of the multipurpose tweendecker Maya Princess for $13.0 million. A loss of $0.8 million was recognized on the sale.

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. to build six newly designed multipurpose vessels with retractable tweendecks at a contract purchase price of $35.4 million per vessel. The agreements provide for the delivery of two vessels in 2009 and four vessels in 2010.  On March 31, 2007, we made payments of $42.0 million on the contracts.

On January 30, 2007, the Company's wholly owned subsidiaries Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement. Net proceeds from the transactions after expenses and deposits were $38.6 million. Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million each pursuant to a memorandum of agreement. Fairfax had taken delivery of the vessel Seminole Princess (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006. Beekman had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006.  Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels. The charters are classified as operating leases - see Note 9 "Charters-in of Vessels." Proceeds from the sale were used to repay advances outstanding under the revolving credit facility.

The deposits for vessel purchases represent deposits on vessels that we have contracted to purchase but that have not yet been delivered. In December 2006, we signed a Memorandum of Agreement and made a deposit of $1,695,000 to purchase the multipurpose tweendecker Blu Mistral II for $16,950,000. The vessel, which will be renamed Nanticoke Belle, was delivered April 10, 2007

Note 6 — Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
Description	2007	2006
Voyage and vessel expenses	$12,036,625	$16,910,179
Payroll and related costs	215,802	3,479,676
Commissions	115,915	667,453
Cargo claims	174,999	245,999
Other expenses	1,640,854	226,044
Total	$14,184,195	$21,529,351

Note 7 — Financing

The Company's outstanding debt balances were as follows:

	Interest Rate at March 31, 2007	March 31, 2007	December 31, 2006
Bank of America - term credit facility, expires July 30, 2010	7.61%	$65,937,501	$65,625,000
Bank of America - revolving credit facility, expires July 30, 2010	7.57% & 8.75%	14,974,533	54,814,033
The Royal Bank of Scotland credit facility loan, expires March 23, 2010	6.84%	5,110,000	5,365,000
The Royal Bank of Scotland credit facitilty, new vessel buildings,expires September 20, 2020	7.10%	30,000,000
Debt balance		$116,022,034	$125,804,033

The repayment of debt over the next five years and thereafter is as follows:

2007 (April 1, 2007 through December 31, 2007)	$15,981,346
2008	21,308,462
2009	22,978,462
2010	34,521,264
Thereafter	21,232,500
$116,022,034

Bank of America Credit Facility

On July 31, 2006, the TBS, through its subsidiaries, entered into a $140.0 million credit facility (the "Credit Facility") with a syndicate of commercial lenders led by Bank of America. The Credit Facility is composed of a $75.0 million term loan facility ("Term Credit Facility") and a $65.0 million revolving credit facility ("Revolving Credit Facility").

On July 31, 2006, the Company made a full drawdown on the Term Credit Facility of $75.0 million and an initial drawdown of $10.0 million on the Revolving Credit Facility to repay $80.9 million of outstanding principal and interest due on the loans with the existing lenders and $5.2 million to cover costs associated with the refinancing, including deferred financing costs of $3.1 million.

On January 23, 2007, the Company added an additional $20.0 million under the syndicated credit facility. The Revolving Credit Facility was increased by $15.0 million to $80.0 million from $65.0 million, and an additional $5.0 million was borrowed under the Term Credit Facility. In connection with the increase to the credit facility, the credit agreement dated July 31, 2006, was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral.

Payment of principal on the Term Credit Facility was originally due in 16 quarterly installments of $4.7 million beginning September 2006. Quarterly payments under the Term Credit Facility were subsequently increased to $5.0 million beginning June 2007 due to the additional $5.0 million borrowed in January 2007.

The non-amortizing Revolving Credit Facility is due in July 2010. Interest on the Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate as definined in the credit agreement, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio. The loan margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%. The initial loan margin rate is 2.25% and becomes adjustable after December 31, 2006 and on or before March 31, 2007. The Company's consolidated leverage ratio at March 31, 2007, was below 1.5 to 1 and; accordingly, the loan margin decreased 50 basis points to 1.75% effective in second quarter 2007. In connection with the Credit Facility, the Company and its subsidiaries, incurred deferred financing costs of $2.8 million in July 2006 that are being amortized over the term of the Credit Facility.

In November 2006, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variable cash outflow exposure relating to interest payments on $56.25 million of its four-year Term Credit Facility. The index rate on the LIBOR based loans is fixed at 5.09% through June 2009.  At March 31, 2007, the Company had a liability on its interest rate swap of  approximately $172,000, which is included in "accrued expenses."  Accumulated loss on  the interest rate swap agreement at March 31, 2007 was approximately  $214,000, which is included in "Accumulated other comprehensive income."

The Credit Facility is collateralized primarily by 23 of our vessels with a net book value at March 31, 2007 of $226.1 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels. Each subsidiary of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At March 31, 2007, the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

The Company entered into a credit facility with The Royal Bank of Scotland for $7.15 million in December 2004. The Company drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle. Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly. Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown). A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010. The credit facility is collateralized by a First Preferred Ship Mortgage on the vessel Wichita Belle and assignment of freight revenue and insurance. The credit facility requires that the Company maintain a monthly average of $1,500,000 on deposit with the bank.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  The RBS Credit Facility is made up of six $25.0 million individual term loans designated as Loan A, Loan B, Loan C, Loan D, Loan E and Loan F, which are available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively or such later date as the lenders may agree to. Advances under the RBS Credit Facility will be drawn down in the following amounts, by the following subsidiaries upon the completion of the milestones noted below:

	Loan A	Loan B	Loan C	Loan D	Loan E	Loan F
	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No NYHS200724	Hull No NYHS200725

Contract Signing	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Steel Cutting	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Keel Laying	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Launching	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Delivery	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million

The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery. The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and by Preferred Ship Mortgages on the new vessels, and assignment of freight revenue and insurance after delivery of the respective vessel. TBS guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.  An arrangement fee of .75% or $1,125,000 was paid in connection with the RBS Credit Facility.

Interest on the RBS Credit Facility is at LIBOR plus a margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a margin of 1.50% after the delivery advance is drawn down. Interest is payable either monthly, quarterly or semi-annually depending on interest period selected by the Company.  Each of the loans made under the RBS Credit Facility is payable in 40 quarterly installments of $417,500 beginning three months after the drawdown of the delivery advance with a final payment of $8,300,000 due when the last quarterly payment is made. If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance, and pay taxes in a timely manner. Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount. The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. TBS as Guarantor is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made, or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio set forth in the loan agreement. At March 31, 2007, the Company was in compliance with all covenants.

Concurrent with the TBS's subsidiaries entering into the RBS Credit Facility, the borrowing subsidiaries entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the Building Contracts. Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contract. The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million. The Guarantee Facility for each borrower subsidiary expires twelve months after the anticipated delivery date of the respective vessel. The Company guarantees the obligations of the borrower subsidiary under the Guarantee Facility.  An arrangement fee of 1% or $840,000 was paid in connection with the Guarantee Facility.

Note 8 — Equity Transactions

Class A and Class B Common Shares

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

Warrants

Warrants were issued by the Company in connection with its emergence from bankruptcy in 2001 and became exercisable when the first Preferred Ship Mortgage Notes were not paid on June 29, 2005. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions.  At March 31, 2007, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing  shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 9 — Charters-in of Vessels

As of March 31, 2007 the Company had nine chartered-in vessels, seven vessels under capital leases and two vessels under operating leases with initial or remaining lease terms exceeding one-year.  The future minimum commitments under charters-in are as follows:

At March 31,	Operating	Capital
2007 (April 1, 2007 through December 31, 2007)	$5,775,000	$4,790,624
2008	7,665,000	6,387,500
2009	7,910,000	13,458,958
2010	5,950,800
2011	5,350,800
Thereafter	11,157,300
Net minimum lease payments	$43,808,900	24,637,082
Less amount representing interest		4,259,781
Present value of net minimum lease payments, including current maturities of $4,209,067		$20,377,301

Charters-in Classified as Operating Leases

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under two bareboat charters that were part of a sale-leaseback transaction. Both charters expire on January 30, 2014.  Each charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively.  The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.

Charters-in Classified as Capital Leases

In December 2003, the Company entered into sale-leaseback agreements for seven of its Handysize Tweendecker vessels, which leases are classified as capital leases. The vessels were sold for $31.5 million and leased back for a period of 66 months at $2,500 per vessel, per day with a $10.5 million balloon purchase option payment due at the end of the lease term on July 1, 2009. Interest rates on the capitalized leases have been imputed based on the Company's incremental borrowing rate at the inception of the leases. The Company anticipates exercising its purchase option. The purchase options for each of the seven vessels covered under this transaction are shown in the following table. The amount of the purchase options  decrease from December 2006, the initial period in which the Company can exercise the purchase options, through June 2009, the end of the lease term:

June 2007	$3,300,000
December 2007	$2,900,000
June 2008	$2,400,000
December 2008	$2.000,000
June 2009	$1,500,000

The assets and liabilities under the capital leases were recorded at the fair values of the acquired assets, which approximated the present values. There are no executory costs for capital lease vessels.

	Gross	Accumulated	Net
Period	Asset	Depreciation	Book Value
March 31, 2007	$39,839,100	$9,156,539	$30,682,560
December 31, 2006	$38,306,837	$8,308,402	$29,998,435

Depreciation expense on the vessels under capital leases was $ 0.8 million and $0.6 million for the three months ended March 31, 2007 and 2006 respectively.

Note 10 — Earnings Per Share

In accordance with FASB No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
		(as adjusted)
Numerators:
Net income	$14,403,602	$7,997,347
Denominators:
Basic-weighted average common shares outstanding	28,013,310	27,983,829
Restricted stock issued to employees and directors	22,571	104,500
Diluted-weighted average common shares and potential common shares outstanding	28,035,881	28,088,329
Income per common share:
Basic	$0.51	$0.29
Diluted	$0.51	$0.28

At March 31, 2007 and 2006, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three months ended March 31, 2007 and 2006, because they are issuable for nominal consideration upon exercise of the warrants.

Note 11 — Commitments and Contingencies

Litigation

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), which was delivered on January 18, 2005, the Company, through a subsidiary, sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. As specified in the purchase agreement, the dispute was made in London before an arbitration tribunal selected by the Company and the seller. The Company, through its subsidiary, had an associated vessel that is owned by a company related to the seller arrested to secure its claim. That vessel was released upon the seller providing a bank guarantee for $2.1 million. The seller alleged damages due to the arrest of the associated vessel and we deposited, on June 6, 2005, $750,000 in escrow to provide counter-security for estimated arbitration/litigation costs as required under English law. On August 17, 2005, we obtained a reduction of $217,500 in the amount of the counter-security to $532,500. Arbitration proceedings took place in April 2006. On September 4, 2006, the Arbitrators issued a decision in our favor, finding that the seller was in breach of the contract and that the seller is responsible for the cost of repair and cleaning. We anticipate receiving an award of between $0.9 million and $1.0 million. In October 2006, our counter security of $532,500 was returned with interest.

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

The Company transports cargo throughout the world, including the U.S. The amount of voyage revenue generated in countries other than the U.S. is $47.2 million and $43.0 million for the three months ended March 31, 2007 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:
	ThreeMonths Ended March 31,
Country	2007	2006
Brazil	$16,309,817	$15,583,618
Japan	8,318,780	7,673,640
Chile	1,865,834	3,755,228
Peru	8,502,175	4,505,077
Venezuela	2,201,068	2,551,860
Korea	1,456,834	2,251,449
China	2,468,883	3,368,804
United Arab Emirates	5,555,823	304,148
Others	559,668	2,962,582
Total	$47,238,882	$42,956,406

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the United States. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 13.0% and 10.4% of charter hire receivables at March 31, 2007 and December 31, 2006, respectively. One customer accounted for 20.5% and 16.8% of voyage and time charter revenue for three months ended March 31,2007 and 2006, respectively. No other customers accounted for more than 10% of revenues for three months ended March 31,2007 and 2006.

Note 13 — Subsequent Events

Interest Swap Transactions

The Company entered into three interest rate swap transactions on April 2, 2007, effectively converting $50.0 million of its current and future borrowings under the Royal Bank of Scotland credit facility relating to the new building program from a floating to a fixed-rate. Exclusive of the applicable loan margin, the Company will pay interest based on a fixed rate of 5.2425% on $30.0 million of debt through December 29, 2019. The second interest rate swap transaction sets the interest rate at 4.8275% on $20.0 million of debt. The second swap transaction will begin on June 29, 2008, upon the draw down of additional advances under the credit facility and end on December 29 , 2014. After the expiration of the second swap transaction, on December 29, 2014, the third swap transaction commences and continues through December 29 , 2019.  The third swap transaction also fixes the interest rate at 4.8275% on $20.0 million of debt; however, this swap transaction, which terminates December 29, 2019, is callable at the bank’s option at anytime during the term of the agreement.

Disposal of Vessel

    On March 9, 2007, the Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia. The grounding resulted in damage to the vessel that was too extensive to repair, rendering the vessel a total loss. On April 4, 2007, the vessel was declared a constructive total loss. Accordingly, the Company expects to receive a net amount of $8.0 million from its Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million. The Company retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.5 million on an "as is, where is basis." The book value of the vessel at March 31, 2007, was about $3.7 million, and we incurred approximately $1.0 million in expenses in connection with the accident and the sale of the vessel. The vessel collateralizes the credit facilty with Bank of America and accordingly, the insurance and scrapping sale proceeds will be used to pay down the revolver portion of the credit facility.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed March 12, 2007, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

On May 7, 2007, the Comapny entered into an agreement to acquire the bulk carrier Yakima, to be renamed Yakima Princess for $29.0 million. Delivery of the vessel is expected  between July 7, 2007 and October 7, 2007.

On April 10, 2007, the Company took delivery of the multipurpose tweendecker Blu Mistral II to be renamed Nanticoke Belle for $17.0 million. The Company funded the acquisition from the $13.0 million proceeds on the sale of the Maya Princess and exisitng working capital.

The Company entered into three interest rate swap tranasctions with The Royal Bank of Scotland on April 2, 2007, effectively converting $50.0 million of its current and future borrowings under The Royal Bank of Scotland credit facility relating to the new building program from a floating to a fixed-rate. Exclusive of the applicable loan margin, the Company will pay interest based on a fixed LIBOR rate of 5.2425% on $30.0 million of debt through December 29, 2019 and 4.8275% on $20.0 million, commencing on June 29, 2008, upon the draw down of additional advances under the credit facility, through December 29 , 2014. On December 29, 2014, the third swap tranasction for $20.0 million commences and continues through December 29, 2019, fixing the LIBOR rate at 4.8275%. This swap contract is callable at the bank’s option at anytime during the term of the agreement.

   On March 9, 2007, the Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia. The grounding resulted in damage to the vessel that was too extensive to repair, rendering the vessel a total loss. On April 4, 2007, the vessel was declared a constructive total loss. Accordingly, the Company expects to receive a net amount of $8.0 million from its Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million. The Company retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.5 million on an "as is, where is basis." The book value of the vessel at March 31, 2007, was about $3.7 million, and we incurred approximately $1.0 million in expenses in connection with the accident and the sale of the vessel. The vessel collateralizes the credit facilty with Bank of America and accordingly, the insurance and scrapping sale proceeds will be used to pay down the revolver portion of the credit facility

General

The following is a discussion of our financial condition at March 31, 2007 and December 31, 2006 and our results of operations comparing the three months ended March 31, 2007 with the three months ended March 31, 2006. You should read this section in conjunction with the our consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

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

Drydocking

In the last three years, our fleet has grown from 12 to 34 vessels. These vessels must be drydocked two times every five years to coincide with special survey cycles. Thus, our fleet of 33 vessels at March 31, 2007, would result in 66 drydockings over 5 years or an average of three to four vessels per quarter. We also have a program to upgrade to our standards vessels that have been purchased in the last two years, and accordingly we have made the decision to perform extensive steel renewals at each vessel's drydocking.

During the three months ended March 31, 2007, we drydocked seven vessels for a total of 212 drydock days and a capitalized cost of approximately $6.0 million. We expect the capitalized costs of the 13 vessels that will be drydocked during the remainder of 2007 to be approximately $12.0 million, which is consistent with our original estimate. Because of the higher number of vessels in drydock and the increased duration of drydocking, we estimate that during the first quarter we incurred additional incremental charter-in cost of approximately $1.1 million.  The impact on revenues due to the first quarter drydockings was largely offset due to efficient operational planning and a strong shipping market that permitted us to generate additional voyage revenue instead of ballasting the vessels (carry no cargo) while they were in route to the drydocking facilities.  We are unable to estimate at this time any potential impact on future earnings attributable to the higher than normal drydocking schedule for the remainder of 2007 because the effect on future earnings is dependent on future market conditions, including shipyard congestion, charter rates and cargo opportunities, as well as future vessel positions.

            Our anticipated drydocking schedule for the remainder of 2007 is as follows:

•
Second quarter of 2007, six vessels requiring about 1,050 metric tons of steel and about 208 drydock days. We anticipate two vessels will require an additional 47 drydock days that will extend into the third quarter of 2007;

•
Third quarter 2007, six vessels requiring about 1,100 metric tons of steel and about 235 drydock days. We anticipate one vessel will require an additional 15 drydock days that will extend into the fourth quarter of 2007; and

•	Fourth quarter 2007, one vessel requiring about 180 metric tons of steel and about 40 days in drydock.

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

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, freight rates and tons carried.

Time charter revenue consists of a negotiated daily hire rate for the duration of the time charter. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port costs, stevedoring, commissions and lashing materials, all of which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses — crewing, stores, lube oil, repairs and maintenance, registration taxes and fees, insurance and communication expenses — for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). These costs are paid by our subsidiaries.

Depreciation and amortization expense is computed on the basis of 30-year useful lives for our vessels.

Commissions on freight and port agency fees are paid to TBS Commercial Group Ltd., a company that is owned by our principal shareholders. Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our Board of Directors.

Results of Operations

Effective January 1, 2006, our drydocking expense and surveys are being accounted for using the deferral method. Accordingly, vessel expense and depreciation and amortization for the three months ended March 31, 2006 has been retrospectively adjusted for the change in the method of accounting for drydocking costs. See notes "2 — Change in Accounting Method for Drydocking costs" to our consolidated financial statements.

Comparison of the three months ended March 31, 2007 and March 31, 2006

			Three Months Ended
	Three Months Ended		March 31, 2006
	March 31, 2007		(As adjusted)		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$52,451	74.0	$49,320	77.4	3,132	6.4
Time charter revenue	18,069	25.5	14,170	22.2	3,899	27.5
Other revenue	318	0.5	265	0.4	52	19.5
Total revenue	70,838	100.0	63,755	100.0	7,083	11.1

Voyage expense	19,693	27.8	22,737	35.7	(3,044)	(13.4)
Vessel expense	17,557	24.8	17,538	27.5	19	0.1
Depreciation and amortization	8,414	11.9	6,882	10.8	1,532	22.3

General and administrative	7,180	10.1	5,790	9.1	1,390	24.0
Loss from sale of vessels, net	779	1.1	-	-	779
Total operating expenses	53,623	75.7	52,947	83.0	676	1.3
Income from operations	17,215	24.3	10,808	17.0	6,407	59.3
Other (expenses) and income
Interest expense	(2,772)	(3.9)	(2,916)	(4.6)	144	(4.9)
Other income	(39)	(0.1)	105	0.2	(144)	(137.1)
Net income	$14,404	20.3	$7,997	12.5	6,407	80.1

Voyage revenue

The increase in our voyage revenue for the three months ended March 31, 2007, as compared to the comparable period in 2006, was primarily due to an increase in revenue tons carried that were offset by a decrease in average freight rates. As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, freight rates and tons carried.

Revenue tons carried increased 471,870 tons or 45.8% to 1,502,090 tons for the three months ended March 31, 2007 from 1,030,220 tons for the same period in 2006. The increase in revenue tons carried is due to an increase in aggregate bulk cargo carried.

Average freight rates for the three months ended March 31, 2007, as compared to the same period in 2006, decreased $12.95 per ton, or 27.1%, to $34.92 per ton from $47.87 per ton for the same period of 2006. The decrease in average freight rates is due to the increase in high-volume, low-freighted aggregates bulk cargo that we handled in 2007 as compared to 2006. Excluding this type of bulk cargo, of which we carried 661,340 tons for the three months ended March 31, 2007, the average freight rates would have been $55.78 per ton as compared to $49.68 per ton for the same period in 2006. While average freight rates on aggregates bulk cargo is lower than average freight rates on other types of cargos, voyage costs are also lower resulting in comparable daily time charter equivalent rates.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, and freight rates (overall freight rates and freight rates excluding aggregates) for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Number of vessels (1)	21	23	(2)	(8.7)%
Freight voyage days (2)	1,898	2,031	(133)	(6.5)%
Days on hire (3)	1,912	2,223	(311)	(14.0)%
Freight Rates (4)
For all cargoes	$34.92	$47.87	$(12.95)	(27.1)%
Excluding aggregates	$55.78	$49.68	$6.10	12.3%
Daily time charter equivalent rates (5)	$16,740	$12,330	$4,410	35.8%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
(5)
Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the period divided by the number of available days during the period. Voyage expenses include the following expenses: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.
TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$16,106	30.7	$19,517	39.6	$(3,411)	(17.5)
Metal concentrates	9,315	17.8	6,706	13.6	2,609	38.9
Fertilizers	1,612	3.1	1,092	2.2	520	47.6
Other bulk cargo	9,854	18.8	8,172	16.6	1,682	20.6
Project cargo	1,574	3.0	1,907	3.9	(333)	(17.5)
General cargo	858	1.6	1,917	3.9	(1,059)	(55.2)
Rolling stock	2,919	5.6	2,277	4.6	642	28.2
Agricultural products	8,154	15.5	6,088	12.3	2,066	33.9
Automotive products	967	1.8	914	1.9	53	5.8
Other	1,092	2.1	729	1.4	363	49.8

Total voyage revenue	$52,451	100.0	$49,319	100.0	$3,132	6.4

Time charter revenue

Time charter revenue increased 27.5% to $18.1 million for the three months ended March 31, 2007 from $14.2 million for the comparable period in 2006. As mentioned above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Time charter revenue increased because of an increase in the average charter hire rate, which increased $4,513 per day to $18,178 per day for the three months ended March 31, 2007 from $13,665 per day for the comparable period in 2006. The increase in the average charter hire rate per day is primarily due to the upward trend in the overall worldwide shipping spot market rates. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The increase in average charter rates was offset by a decrease in the chartered vessel days, which decreased 43 days to 994 days for the three months ended March 31, 2007, from 1,037 days for the same period in 2006.

The number of vessels time chartered out, time charter days and average daily charter rates for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Number of vessels (1)	11	12	(1)	-8.3%
Time Charter days (2)	994	1,037	(43)	-4.1%
Daily charter hire rates (3)	$18,178	$13,665	$4,513	33.0%
Daily time charter equivalent rates (4)	$16,515	$12,515	$4,000	32.0%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
    Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced by commissions, divided by the number of available days during the period. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consist of fuel costs, commissions, port call, stevedore and miscellaneous voyage expense. The following table shows the change in the number of voyage days for the three months ended March 31, 2007 as compared to the same period in 2006.

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Freight voyage days	1,898	2,031	(133)	-6.5%
Time charter out days	994	1,037	(43)	-4.1%
Total voyage days	2,892	3,068	(176)	-5.7%

The principal components of voyage expense were as follows:

	Thee Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Per-centage	As a % of Revenue
Fuel expense	$8,196	41.6	11.5	$9,485	41.8	14.8	$(1,289)	(13.6)	3.3
Commission expense	3,142	16.0	4.4	2,686	11.8	4.2	456	17.0	(0.2)
Port call expense	3,759	19.1	5.3	5,213	22.9	8.2	(1,454)	(27.9)	2.9
Stevedore and other
cargo-related expense	2,325	11.8	3.3	3,277	14.4	5.1	(952)	(29.1)	1.8
Miscellaneous voyage
expense	2,271	11.5	3.2	2,076	9.1	3.3	195	9.4	0.1
Voyage expense	$19,693	100.0	27.7	$22,737	100.0	35.6	$(3,044)	(13.4)	7.9

    Voyage expense decreased $3.0 million or 13.4% to $19.7 million for the three months ended March 31, 2007 from $22.7 million for the comparable period in 2006. The decrease in voyage expense is primarily attributable to the decrease in fuel expenses, port call expense, stevedore and other cargo related expense offset by an increase in commission and miscellaneous voyage expenses.

The 13.6% decrease in fuel expense is due to both the decrease in the average price per metric ton ("MT") and a decrease in consumption. Average price per metric ton ("MT") decreased to $325 per MT for the three months ended March 31, 2007 compared to $351 per MT for the same period in 2006. Consumption decreased to 25,231 MT for the three months ended March 31, 2007 from 27,053 MT for the same period in 2006, due to a decrease in voyage days.

The 27.9% decrease in port call expense is primarily due to the decrease in the number of port days, which decreased 405 port days or 30.0% to 944 port days for the three months ended March 31, 2007 from 1,349 port days for the same period in 2006, and a decrease in the number of port calls, which decreased by 37 port calls to 183 port calls for the three months ended March 31, 2007 as compared to 220 port calls for the same period in 2006.

Stevedore and other cargo-related expense for the three months ended March 31, 2007 decreased 29.1% as compared to the same period in 2006. The fluctuation of stevedore and other cargo-related expense is based on the shipping terms that cargo is booked under and cargo volumes. For analysis purposes, we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms, which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms which are shipments where we bear the costs of loading and unloading, and (3) a combination of free-in free-out and full liner terms. Cargo booked under partial or full "free-in free-out" terms increased $3.5 million to $43.2 million for three months ended March 31, 2007 from $39.7 million for the same period in 2006. The increase in cargo booked under partial or full free-in free-out terms, resulted in a decrease in costs that were offset by an increase in cargo volumes as noted previously.

The 17.0% increase in commission expense for the three months ended March 31, 2007 compared to the comparable period in 2006 is primarily due to an increase in commissions due to third party brokers.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$13,362	76.1	$9,908	56.5	$3,454	34.9
Controlled vessel expense	1,060	6.0	-	-	1,060	-
Chartered-in vessel expense	3,011	17.2	7,148	40.8	(4,137)	(57.9)
Space charter expense	124	0.7	482	2.7	(358)	(74.3)
Vessel expense	$17,557	100.0	$17,538	100.0	$19	0.1

Vessel expense for the three months ended March 31, 2007 as compared to the same period in 2006, was flat.

Chartered-in vessel expense consists of charter hire-in costs for vessels under charter agreements that do not have a purchase option. The 57.9% decrease in chartered-in vessel expense for the three months ended March 31, 2007, as compared to the same period in 2006, was due to our chartering-in vessels for 326 fewer vessel days. Due to the change in the composition of our controlled fleet, as described below, we chartered-in vessels for 144 days for the three months ended March 31, 2007 as compared to 470 days for the same period in 2006. The decrease was partially offset by an increase in the average charter-in rate per day, which increased $5,698 per day to $20,907 per day for the three months ended March 31, 2007 from $15,209 per day for the same period in 2006.

For the three months ended March 31, 2007 there was a change in the composition of our controlled fleet compared to the same period in 2006. As a result, owned vessel days increased 252 days to 3,042 days for this time-period from 2,790 days for the same period in 2006. This translated to an increase in the average number of vessels in our owned/controlled fleet to 34 vessels during the three months March 31, 2007 as compared to 31 vessels in the prior year.

Controlled vessel expense consists of charter hire-in costs for vessels under charter agreements that contain a purchase option. During the three months ended March 31, 2007, we incurred charter-in hire costs under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale/ leaseback transaction that we entered into in January 2007.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control. The decrease in space charter expense for the three months ended March 31, 2007, as compared to the same period in 2006 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

Depreciation and amortization

The $1.6 million increase in depreciation and amortization expense was due to the growth of our controlled fleet and additional depreciation and amortization expense on vessel capital improvements made after March 31, 2006.

General and administrative expense

General and administrative expense increased for the three months ended March 31, 2007 as compared to the same period in 2006, because of our business growth. The increase in general and administrative expenses is due to a $0.6 million increase in salary and related costs, a $0.1 million increase in professional fees and a $0.5 million increase in other and miscellaneous expenses. We also incurred advertising costs of $0.4 million in 2007 to develop a video to assist our agents and us in promoting our business. These expenses were offset by a decrease in travel and representation expenses of $0.2 million.

Loss on sale of vessel

On March 13, 2007, we sold the vessel Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

Income from operations

The $6.4 million increase in income from operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was mainly attributable to an increase in revenue and a decrease in voyage expense (specifically fuel and port call expense) offset by an increase in depreciation and general and administration expense. For the same reasons, our operating margin increased to 24.3% for the three months ended March 31, 2007 from 17.0% for the same period in 2006.

Interest expense

Interest expense for the three months ended March 31, 2007, as compared to the same period in 2006 was flat. Although our average debt balance and average LIBOR rates, which is the principal index rate for our loans, increased approximately 11% and 4%, respectively, during the current period as compared to the same period in 2006, we were able to contain our borrowing costs due to the refinancing we completed in July 2006. The refinancing lowered the weighted-average loan interest margin that we pay on our debt by approximately 68 basis points. We were further able to control our borrowing costs due to an interest swap that we entered into in November 2006, which converted approximately $56.3 million of floating rate debt to a fixed rate loan of 7.34%

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at March 31, 2007 and December 31, 2006 was $17.7 million ($17.3 million net of allowance for doubtful accounts) and $25.8 million ($25.4 million net of allowance for doubtful accounts), respectively. The decrease in receivables was principally due to the timing of payments received on voyages loading near the end of the period.

In accordance with our reserve policy, we reserve for a percentage of outstanding receivables, usually between 2% and 3%, based on prior years' experience. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances. At March 31, 2007, our general reserve totaled $0.4 million with no additional reserves. At December 31, 2006, our general reserve also totaled $0.4 million with no additional reserves.

Claims Receivable

Claims receivable represent claims for reimbursement of expenses incurred that are made under our hull and machinery and protection and indemnity coverages. Claims receivable are recorded at the probable amount that we expect to recover from insurance, net of the applicable deductible. Claims receivable at March 31, 2007 decreased $1.7 million from the December 31, 2006 balance due to the collection of several large claims.

Prepaid Expenses

Prepaid expense at March 31, 2007 increased $0.5 million from the December 31, 2006 balance. Prepaid expenses are principally comprised of prepaid insurance and prepaid charter-hire. The increase in prepaid expenses at March 31, 2007 is due to the prepayment of charter-hire on additional vessels at March 31, 2007 as compared to December 31, 2006.

Other Commitments

Our contractual obligations as of March 31, 2007 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$116,022	$21,308	$45,122	$40,884	$8,708
Capital lease obligations	24,638	6,388	18,250	-	-
Operating Lease obligations	52,375	14,101	21,766	16,508	-
Other Purchase obligations (2)	15,255	15,255	-	-	-
Total contractual cash obligations	$208,290	$57,052	$85,138	$57,392	$8,708

  (1)   As of March 31, 2007, we had $116.0 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $65.9 million under the term loan with Bank of America, $5.1 million under the credit facility with the Royal Bank of Scotland plc, $15.0 million under the $80.0 million revolving credit facility with Bank of America, and $30.0 million under the $150.0 million credit facility with the Royal Bank of Scotland for the new vessel building. The above schedule does not reflect future advances of $120.0 million under the $150.0 million credit facility with the Royal Bank of Scotland for the new vessel building.

  (2)   We entered into a memorandum of agreement to purchase the Blue Mistral (renamed Nanticoke Belle) for $17.0 million. We paid a deposit of $1.7 million on December 11, 2006 and the balance of $15.4 million upon delivery on April 10, 2007.

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

Changes in Cash and Cash Equivalents

Cash and cash equivalents increased $11.2 million from $12.0 million at December 31, 2006 to $23.2 million as of March 31, 2007. The increase in cash and cash equivalents at March 31, 2007 resulted from 2007 first quarter operating activities. We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows from Investing Activities

For the three months ending March 31, 2007, net cash provided by investing activities was $1.1 million. For the same period in 2006, $6.3 million in net cash was used by investing activities.

For the three months ended March 31, 2007, we invested $53.2 million in vessel and other capital improvements. We paid a first instament of $42.0 million for the building and purchase of six multipurpose vessels with retractable tweendecks that are scheduled for delivery in 2009 and 2010. Each vessel will cost $35.4 million for a total cost, for the six vessels, of $212.5 million. As discussed below, the building and acquisition of the vessels will be financed with proceeds from our new building credit facility with a syndicate of lenders led by The Royal Bank of Scotland (RBS), our revolving credit facility with a syndicate of lenders led by Bank of America and cash flows.    In connection with our new vessel building program we paid design costs of $0.5 million and $2.0 million in fees to RBS for the new building credit facility and a performance guarantee issued by the bank.  During the quarter we also paid $7.7 million for capital improvements and drydockings, and $1.0 million for the purchase of other assets. We sold the vessel Maya Princess for $13.0 million and the vessels Laguna Belle and Seminole Princess under a sale-leaseback transaction for $45.0 million. We realized $38.6 million on the sale-leaseback transaction after expenses and a deduction for a deposit of $5.5 million to be held by the buyer. The net proceeds on the sales were used to repay loan advances under our revolving credit facility. In addition, we made additional loans of $200 thousand to a joint venture with GMT Shipping Line Ltd.

For the three months ended March 31, 2006, investing activities consisted of vessel improvements and other assets of $5.0 million, a vessel deposit on the vessel Kibishio Maru of $0.8 million and $0.5 million in investments in and loans to a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. The $5.0 million of vessel improvements and other assets consisted of $4.1 million of vessel capital improvements, $0.9 million for the purchase of other assets, which includes equipment that enable self-loading and discharging of cargo on the vessels and computer equipment on board the vessels.

Cash Flows from Financing Activities

Net cash used by financing activities was $12.3 million and $9.2 million for three months ending March 31, 2007 and 2006, respectively.

During the three months ending March 31, 2007, our revolving credit facility with the Bank of America was increased $15.0 million to $80.0 million. We also added $5.0 million to our term credit facility with Bank of America. On March 29, 2007, we entered into a $150.0 million credit facility with a syndicate of lenders led by The Royal Bank of Scotland to finance the building and acquisition of six vessels. On March 30, 2007, we drew down $30.0 million under The Royal Bank of Scotland facility to make the firest instalment due under the contracts to build the vessels. We drew down $35.0 million and repaid approximately $70.0 million on the revolving credit facility with Bank of America during the quarter. We made scheduled debt repayments totaling $4.8 million on our term credit facilities and payments of $1.0 million towards obligations under capital leases. In connection with the sale-leaseback of the Laguna Belle and Seminole Princess, and the addition to the Bank of America credit facilities we paid $1.5 million in deferred financing and leasing costs.

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

Significant Related Party Transactions

Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 60.7% of our issued and outstanding common shares. Each of these individuals is also a principal of and, together with Alkis N. Meimaris who retired from the Company effective January 1, 2006, control TBS Commercial Group Ltd. ("TBSG"). Messrs. Royce, McNelis, Blatte, and Meimaris own 31%, 15%, 9% and 9%, respectively of TBSG. We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business. The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBSG. We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties. Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which commission is based upon market rates, and on certain freights where they attend to the receivers of the cargo. Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which fees are also based on market rates for such services. For the three months ended March 31, 2007 and 2006, we paid TBSG $1.6 million and $1.7 million, respectively.

Lawrence A. Blatte, Gregg L. McNelis, and Joseph E. Royce have been principals of, and together with Alkis N. Meimaris, controlled, TBS Shipping Services and Roymar prior to our purchase of these companies in June 2005, for $7.5 million plus the undistributed S-corporation earnings for the period January 1, 2005 through the date of acquisition of $0.6 million.

Globe Maritime Limited, owned by James W. Bayley, provides vessel sale and purchase brokerage services, which commissions are based upon market rates. For the three months ended March 31, 2007, we paid Globe Maritime $130,000 and no payments for the three months ended March 31, 2006.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce. For the three months ended March 31, 2006 and 2007 payments to Mr. Royce under this lease totaled $60,000 for each quarter. Lease payments of $240,000 per year are required under the lease.

Our board has delegated authority to the compensation committee to review and approve on an annual basis all transactions with our executive officers, directors, and affiliates.

Summary of Critical Accounting Policies

The Company's discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We believe that there have been no material changes in our critical accounting policies from those disclosed in our Form 10-K filed March 12, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that SFAS 159 will have on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48, which is effective for the Company beginning January 1, 2007, did not have a significant impact on our consolidated results of operations, cash flows, or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates. Our exposure to interest rate risk relates to our floating rate debt. At March 31, 2007, we had $116.0 million of floating rate debt, excluding $56.2 million of debt hedged under an interest rate swap agreement that fixed our interest rate at 5.09% before loan margin. Interest loan margins over LIBOR were 1.5%, 1.75% and 2.25% on $5.1 million, $30.0 million, and $80.9 million of debt, respectively. The loan margin on $80.9 million of debt with Bank of America is determined based on the level of our consolidated leverage ratio. At March 31, 2007, our consolidated leverage ratio was below 1.5 to 1 and; accordingly, the loan margin decreased 50 basis points to 1.75% effective in the second quarter of 2007. At December 31, 2006, we had $125.8 million of floating rate debt excluding $56.2 million of debt hedged under the above mentioned interest rate swap agreement. As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the three months ending March 31, 2007 by approximately $598,000 based upon our debt level at March 31, 2007.

On April 2, 2007, we entered into an interest rate swap agreement that fixed our interest rate before loan margin, on $30.0 million of debt under The Royal Bank of Scotland credit facility relating to the new building program at 5.2425% before loan margin. On that date, we also entered into a second interest rate swap agreement that fixed our interest rate before loan margin, on $20.0 million of future advances to be made under The Royal Bank of Scotland credit facility at 4.8275%

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 9.7% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At March 31, 2007, approximately 5.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. During the three months ended March 31, 2007, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 31, 2006.

Item 1A. Risk Factors

We believe that there have not been any material changes to the risk factors as previously disclosed in our Form 10-K filed March 12, 2007. The risk factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information included in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

During the first quarter of 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5 Other Information

        In connection with six wholly owned subsidiaries of the Company entering into contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. (together, the "Seller") to build six Multi-Purpose Tweendeck vessels, as described in a Form 8-K filed on March 6, 2007 and as discussed above, effective February 28, 2007, TBS entered into an Overall Agreement with the Seller that defines the delivery dates of the vessels, defines the time of payment of the second installment of the purchase price, and acknowledges the parties' intention that the vessels are to be built as a series of six sisterships.  This description of the Overall Agreement is qualified in its entirety by reference to the full text of the Overall Agreement, which is attached hereto as Exhibit 10.1.

Item 6 Exhibits

3.1 Memorandum of Association (a)

3.2 Bylaws (a)

10.1
Overall Agreement between TBS International Limited and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.2
Shipbuilding Contract and Addendum between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.3
Shipbuilding Contract and Addendum between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.4
Shipbuilding Contract and Addendum between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.5
Shipbuilding Contract and Addendum between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.6
Shipbuilding Contract and Addendum between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

10.7
Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement.)

31.1
Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (b)

31.2
Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (b)

31.3
Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (b)

32.1
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (c)

__________

(a)   Incorporated by reference from the Quarterly Report on Form 10-Q filed on October 12, 2005.

(b)  Filed herewith.

(c)
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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 th day of May 2007.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

/s/ Anthony Gentile
Anthony Gentile Controller, Chief Accounting Officer