Form 10-Q
period 2007-06-30
TBS INTERNATIONAL LTD
filed 2007-08-10
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or
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

N/A
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

As of August 1, 2007, the registrant had outstanding 14,350,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED
2007 FORM 10-Q

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$10,576,122	$12,006,727
Charter hire receivable, net of allowance of $520,116 in 2007
and $442,529 in 2006	20,118,371	25,396,093
Fuel and other inventories	8,610,965	7,256,483
Prepaid expenses and other current assets	4,599,797	7,704,416
Advances to affiliates	128,789	5,604
Total current assets	44,034,044	52,369,323
Deposit for vessel purchase	2,900,000	1,695,000
Fixed assets, net	341,321,404	336,869,094
Goodwill	8,425,935	8,425,935
Other assets and deferred charges	12,774,116	3,731,491

Total assets	$409,455,499	$403,090,843

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$21,198,571	$19,770,000
Obligations under capital lease, current portion	4,334,269	4,087,484
Accounts payable	6,355,490	6,049,174
Accrued expenses	16,173,754	21,529,351
Voyages in progress	4,469,161	4,268,514
Advances from affiliates	326,958	481,103
Total current liabilities	52,858,203	56,185,626

Debt, long-term portion	79,566,676	106,034,033
Obligations under capital lease, net of current portion	15,036,565	17,267,206
Total liabilities	147,461,444	179,486,865

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, New Class A, $.01 par value, 75,000,000
authorized 14,350,996 shares issued and outstanding in 2007 and 14,319,996 shares issued and outstanding in 2006	143,510	143,200
Common shares, New Class B, $.01 par value, 30,000,000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	88,180,239	87,880,449
Accumulated other comprehensive income	2,041,606	42,386
Retained earnings	171,473,908	135,383,151
Total shareholders' equity	261,994,055	223,603,978
Total liabilities and shareholders' equity	$409,455,499	$403,090,843

      The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As Adjusted)		(As Adjusted)
Revenue
Voyage revenue	$60,937,406	$43,808,380	$113,388,189	$93,127,669
Time charter revenue	16,121,570	14,826,051	34,190,193	28,996,357
Other revenue	155,184	360,123	473,741	625,600
Total revenue	77,214,160	58,994,554	148,052,123	122,749,626
Operating expenses
Voyage	20,087,019	19,170,725	39,780,324	41,907,648
Vessel	22,940,802	16,832,388	40,498,222	34,369,908
Depreciation and amortization of vessels
and other fixed assets	8,422,966	7,281,910	16,836,803	14,164,021
General and administrative	7,663,170	6,577,308	14,843,279	12,366,849
Loss on sale of vessel	34,836		813,890

Total operating expenses	59,148,793	49,862,331	112,772,518	102,808,426
Income from operations	18,065,367	9,132,223	35,279,605	19,941,200
Other (expenses) and income
Interest expense	(2,396,890)	(2,695,802)	(5,168,740)	(5,612,143)
Gain on constructive total loss of vessel	6,033,745		6,033,745
Other income(expenses)	(15,066)	497,457	(53,853)	602,167
Total other (expenses) and income, net	3,621,789	(2,198,345)	811,152	(5,009,976)

Net income	$21,687,156	$6,933,878	$36,090,757	$14,931,224

Earnings per share
Net income per common share
Basic	$0.77	$0.25	$1.29	$0.53
Diluted	$0.77	$0.25	$1.29	$0.53
Weighted average common shares outstanding
Basic	28,014,925	27,984,458	28,014,122	27,984,136
Diluted	28,064,954	28,088,310	28,048,295	28,088,310

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 31,
	2007	2006
		(As Adjusted)
Cash flows from operating activities
Net income	$36,090,757	$14,931,224
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on total constructive loss of vessel	(6,033,745)
Loss on sale of vessel	813,890
Depreciation and amortization	16,836,803	14,164,021
Loss on change in value of interest swap	155,209
Amortization of deferred financing costs	451,610	270,476
Non cash stock based compensation	175,100	147,500
Loss in joint venture	312,193	26,601
Changes in operating assets and liabilities
Decrease in charter hire receivable	5,277,722	8,745,896
(Increase) decrease in fuel and other inventories	(1,354,482)	888,015
Decrease (Increase) in prepaid expenses and other current assets	3,126,813	(2,382,804)
(Increase) in other assets and deferred charges	(568,845)
Increase (decrease) in accounts payable	306,316	(90,087)
(Decrease) in accrued expenses	(5,230,597)	(8,358,129)
Increase (decrease) in voyages in progress	200,647	(637,341)
(Decrease) in advances from/to affiliates, net	(277,330)	(1,588,199)
Net cash provided by operating activities	50,282,061	26,117,173
Cash flows from investing activities
Proceeds on total constructive loss of vessel
and proceeds on sale of vessels	61,818,667
Vessel acquisitions / capital improvement costs	(79,709,153)	(22,334,028)
Deposit for vessel purchases	(2,900,000)
Return of investment in security	160,000
Investment in joint venture	(200,000)	(558,849)
Net cash (used) by investing activities	(20,830,486)	(22,892,877)
Cash flows from financing activities
Repayment of debt principal	(96,038,786)	(17,187,616)
Proceeds from debt	71,000,000
Payment of deferred financing costs	(3,859,538)
Reduction of obligations under capital leases	(1,983,856)	(1,477,441)
Net cash (used) by financing activities	(30,882,180)	(18,665,057)

Net (decrease) in cash and cash equivalents	(1,430,605)	(15,440,761)
Cash and cash equivalents beginning of period	12,006,727	27,157,681
Cash and cash equivalents end of period	$10,576,122	$11,716,920
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$4,563,300	$4,569,299

Noncash Investing activities:
For the six months ended June 30, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Maiden excludes the noncash  portion of $5,500,000, which was retained by the buyer/lessor as a deposit on the bareboat charters.

Noncash Financing activities:
For the six months ended June 30, 2007, 31,000 shares were issued to independent directors and the Chief Financial Officer under the 2005 Employee Incentive Plan.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

							Accumulated
							Other
					Additional		Compre-
	Common		Warrants		Paid-in	Retained	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$135,383,151	$42,386	$223,603,978
Net income						36,090,757		36,090,757
Unrealized gain on securities available for sale							390,903	390,903
Unrealized gain on cash flow hedges							1,608,317	1,608,317
Comprehensive income								38,089,977
Shares issued under Incentive Stock Plan	31,000	310			299,790			300,100

Balance at June 30, 2007	27,755,457	$277,555	288,853	$20,747	$88,180,239	$171,473,908	$2,041,606	$261,994,055

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMEMENTS

Note 1 — Basis of Presentation

TBS International Limited (the "Company," "our," "we," "us," and "TBS") is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and charter services. Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed on March 12, 2007.

Note 2 — Change in Accounting Method for Drydocking Costs

Effective January 1, 2006, the Company changed the method of accounting for drydocking costs to the deferral method, whereas in all prior years drydocking costs were accounted for using the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The change in accounting method for drydocking costs was made in connection with the Company's early adoption of FSP No. AUGAIR-1, Accounting for Planned Major Maintenance Activities issued by the Financial Accounting Standards Board ("FASB") on September 8, 2006, which amended certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the maritime industry. The consolidated statements of income for the three and six months ended June 30, 2006 has been adjusted to apply the new method retrospectively. The following financial statement line items for the three and six months ended June 30, 2006 were affected by the change in accounting principle.

Consolidated Statement of Operations	As Reported	As Computed
For the Three Months Ended June 30, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change
Operating expenses:
Vessel	$17,799	$16,832	$(967)
Depreciation and amortization	$6,874	$7,282	$408
Total operating expenses	$50,421	$49,862	$(559)
Income from operations	$8,573	$9,132	$559
Net income	$6,375	$6,934	$559
Earnings per share
Basic	$0.23	$0.25	$0.02
Diluted	$0.23	$0.25	$0.02

Consolidated Statement of Operations	As Reported	As Computed
For the Six Months Ended June 30, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change
Operating expenses:
Vessel	$36,430	$34,370	$(2,060)
Depreciation and amortization	$13,348	$14,164	$816
Total operating expenses	$104,053	$102,809	$(1,244)
Income from operations	$18,697	$19,941	$1,244
Net income	$13,687	$14,931	$1,244
Earnings per share
Basic	$0.49	$0.53	$0.04
Diluted	$0.49	$0.53	$0.04

Consolidated Statement of Cash Flows	As Reported	As Computed
For the Six Months Ended June 30, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Net income	$13,687	$14,931	$1,244
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$13,619	$14,434	$815
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses *	(6,740)	(8,358)	$(1,618)
Net cash provided by operating activities	$25,676	$26,117	$441
Cash flows from investing activities
Vessel acquisition / capital improvements	$(21,893)	$(22,334)	$(441)
Net cash (used in ) provided by investing activities	$(22,452)	$(22,893)	$(441)

 *   Depreciation and amortization as originally reported and as adjusted above includes $270,476 of amortization of deferred financing costs.  A reclassification was made to the consolidated statement of cash flows for the six months ended June 30, 2006 to conform to the 2007 presentation, which presents these costs on a separate line in the consolidated statement of cash flows.

Note 3 — New Accounting Pronouncements

On April 30, 2007, the  Financial Accounting Standards Board ("FASB")  issued Staff Position No. FIN 39-1 (“FIN 39-1”), which amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39).   FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early application permitted, and is applied retrospectively as a change in accounting principle. We are in the process of evaluating the effect, if any, that the adoption of FIN 39-1 will have on our consolidated financial statements.

In February 2007, the FASB  issued Statement of Financial Accounting Standards ("SFAS") Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The accounting provisions of SFAS 157 are effective for the Company beginning on January 1, 2008.  We are in the process of evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

  In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The adoption of FIN 48, which was effective for the Company beginning January 1, 2007, did not have any impact on our consolidated financial statements.

Note 4 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

	June 30,	December 31,
Description	2007	2006
Fuel	$5,967,255	$4,650,557
Lubricating oil	2,223,795	2,125,983
Other	419,915	479,943

TOTAL	$8,610,965	$7,256,483

Note 5 — Prepaid Expenses and Other  Current Assets

    Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
Description	2007	2006
Claims receivable	$1,364,212	$2,905,013
Due from agents	1,042,520	2,153,993
Other receivables	598,934	1,058,474
Prepaid expenses	1,594,131	1,586,936

TOTAL	$4,599,797	$7,704,416

Note 6 — Fixed Assets

Fixed assets consist of the following:

Description	June 30, 2007	December 31, 2006
Vessels	$312,616,576	$367,515,843
Vessel improvements and other equipment	44,166,373	27,020,499
Deferred dry docking costs	9,598,741	7,780,192
Vessel construction in process	45,898,835	280,163
Other fixed assets	11,492,540	9,626,975

	423,773,065	412,223,672
Less accumulated depreciation and amortization	(82,451,661)	(75,354,578)

	$341,321,404	$336,869,094

On April 10, 2007, we accepted delivery of the multipurpose tweendecker Nanticoke Belle, formerly the Blu Mistral II for $16,950,000.

On March 13, 2007, the Company sold the multipurpose tweendecker Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

On March 9, 2007, the Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia. The grounding resulted in damage to the vessel that was too extensive to repair, rendering the vessel a total loss. On April 4, 2007, the vessel was declared a constructive total loss. The Company received a net amount of $8.0 million from its Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million. The Company retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.8 million. After expenses in connection with the accident and the sale of the vessel of approximately $1.2 million the Company realized a gain on the casualty and sale of the vessel of approximately $6.0 million, which is reflected in our consolidated results of operations. The vessel was collateral for the credit facility with Bank of America and, accordingly, the insurance and scrapping sale proceeds were used to pay down the revolver portion of the credit facility.

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. ("Shipbuilding Contracts") to build six newly designed multipurpose vessels with retractable tweendecks at a contract purchase price of $35.4 million per vessel.  The agreements provide for the delivery of two vessels in 2009 and four vessels in 2010.  On March 31, 2007, we made payments of $42.0 million upon signing of the Shipbuilding Contracts.  The Company capitalized deferred financing costs of $2.0 million associated with The Royal Bank of Scotland new vessel building credit facility and capitalizes interest on borrowed funds during construction period of the vessels.  Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel.  The Company capitalized interest of approximately $0.9 million during the three and six months ended June 30, 2007, respectively, in connection with the new vessel building program.

On January 30, 2007, the Company's wholly owned subsidiaries Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement.  Net proceeds from the transactions after expenses and deposits were $38.6 million.  Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million each pursuant to a memorandum of agreement.  Fairfax had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006.  Beekman had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006.  Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels.  The charters are classified as operating leases – see Note 12 "Commitments and Contingencies."  Proceeds from the sale were used to repay advances outstanding under the revolving credit facility. The bareboat charters allow for the purchase by the relevant charterer of its vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1, $9.15 or $6.75 million, respectively.  The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. The deposits for vessel purchases represent deposits on vessels that we have contracted to purchase but that have not yet been delivered.

On May 7, 2007, we entered into an agreement to acquire the Yakima for $29.0 million, which we intend to rename, the Yakima Princess. The vessel is expected to be delivered charter free in early October 2007.

Note 7 — Advances to / from Affiliates

Advances to/from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand and expected to be collected or paid in the ordinary course of business, generally within the year.  The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.  Advances from affiliates originated primarily from amounts due to affiliates for management fees, commissions and consulting fees earned.

Note 8 — Accrued Expenses

Accrued expenses consist of the following:
	June 30,	December 31,
Description	2007	2006

Voyage and vessel expenses	$14,404,345	$16,910,180
Payroll and related costs	1,374,847	3,479,675
Commissions	134,250	667,453
Cargo claims	169,999	245,999
Other expenses	90,313	226,044
Total	$16,173,754	$21,529,351

Note 9 — Financing

The Company's outstanding debt balances were as follows:
	Interest Rate at June 30, 2007	June 30, 2007	December 31, 2006

Bank of America - term credit facility,
expires July 30, 2010	7.10%	$60,535,714	$65,625,000

Bank of America - revolving credit facility,
expires July 30, 2010	7.07%	5,374,533	54,814,033

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	6.81%	4,855,000	5,365,000

The Royal Bank of Scotland credit facitilty,
new vessel buildings, expires September 20, 2020	7.10%	30,000,000

Debt balance		$100,765,247	$125,804,033

The repayment of debt over the next five years and thereafter is as follows:
2007 (July 1, 2007 through December 31, 2007)	$10,599,286
2008	21,198,571
2009	22,868,571
2010	24,866,319
2011	10,020,000
Thereafter	11,212,500

$100,765,247

Bank of America Credit Facility

On July 31, 2006, TBS, through its subsidiaries, entered into a $140.0 million credit facility (the "Credit Facility") with a syndicate of commercial lenders led by Bank of America.  The Credit Facility is composed of a $75.0 million term loan facility ("Term Credit Facility") and a $65.0 million revolving credit facility ("Revolving Credit Facility").

On July 31, 2006, the Company made a full drawdown on the Term Credit Facility of $75.0 million and an initial drawdown of $10.0 million on the Revolving Credit Facility to repay $80.9 million of outstanding principal and interest due on the loans with the existing lenders and $5.2 million to cover costs associated with the refinancing.

On January 23, 2007, the Company added an additional $20.0 million under the existing $140 million syndicated credit facility.  The Revolving Credit Facility was increased by $15.0 million to $80.0 million, and we borrowed an additional $5.0 million under the Term Credit Facility.  In connection with the increase to the credit facility, the credit agreement dated July 31, 2006 was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral.

Payment of principal on the Term Credit Facility was originally due in 16 quarterly installments of $4.7 million beginning September 2006.  Quarterly payments under the Term Credit Facility were subsequently increased to $5.0 million beginning June 2007 due to the additional $5.0 million borrowed in January 2007.

The non-amortizing Revolving Credit Facility is due in July 2010.  Interest on the Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio.  The loan margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%.  The initial loan margin rate is 2.25% and became adjustable during the first quarter 2007.  The Company's consolidated leverage ratio at March 31, 2007, was below 1.5 to 1 and; accordingly, the loan margin decreased 50 basis points to 1.75% effective during the second quarter 2007.  In connection with the Credit Facility, the Company and its subsidiaries, incurred deferred financing costs of $3.5 million that are being amortized over the term of the Credit Facility.

In November 2006, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variable cash outflow exposure relating to interest payments on $56.25 million of its four-year Term Credit Facility.  The index rate on the LIBOR based loans is fixed at 5.09% through June 2009.  At June 30, 2007, the Company had a receivable on its interest rate swap of approximately $159,000, which is included in "other assets and deferred charges."  Accumulated gain in the interest rate swap agreement at June 30, 2007 was approximately $159,000, which is included in "Accumulated other comprehensive income."

The Credit Facility is collateralized primarily by 23 of our vessels with a net book value at June 30, 2007 of $240.1 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels.  Each subsidiary of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At June 30, 2007, and during the six month period then ended, the Company was in compliance with all covenants.

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

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new vessels. The RBS Credit Facility consists of six $25.0 million term loans designated Loan A, Loan B, Loan C, Loan D, Loan E and Loan F, which are available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively or such later date as the lenders may agree to.  Advances under the RBS Credit Facility will be drawn down in the following amounts, by the following subsidiaries upon the completion of the milestones noted below:

	Loan A	Loan B	Loan C	Loan D	Loan E	Loan F
	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp.
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No NYHS200724	Hull No NYHS200725

Contract Signing	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Steel Cutting	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Keel Laying	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Launching	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Delivery	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million

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

Interest on the RBS Credit Facility is at LIBOR plus a loan margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a loan margin of 1.50% after the delivery advance is drawn down.  Interest is payable either monthly, quarterly or semi-annually depending on interest period selected by the Company.  Each of the loans made under the RBS Credit Facility is payable in 40 quarterly installments of $417,500 beginning three months after the drawdown of the delivery advance with a final payment of $8,300,000 due when the last quarterly payment is made.  If the scheduled delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.  The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance, and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  TBS as Guarantor is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made, or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio set forth in the loan agreement.  At June 30, 2007, and during the six months then ended, the Company was in compliance with all covenants. In connection with the Credit Facility, the Company and its subsidiaries, incurred deferred financing costs of $2.0 million that are being capitalized as part of the costs of the construction of the vessel.

In April 2007, the Company entered into three interest rate swap transactions, effectively converting the notional amount of $50.0 million of current and future borrowings under The Royal Bank of Scotland credit facility from a floating to a fixed-rate. Exclusive of the applicable loan margin, the Company will pay interest based on a fixed LIBOR rate of 5.24% on the notional amount of $30.0 million of debt commencing June 29, 2007 through December 29, 2019.  Under the second interest rate swap transaction the interest rate, exclusive of the applicable loan margin, is 4.83% on the notional amount of $20.0 million of debt. The second swap transaction commences on June 29, 2008, upon the draw down of additional advances under the credit facility and end on December 29, 2014. After the expiration of the second swap transaction, on December 29, 2014, the third swap transaction commences and continues through December 29, 2019. The third swap transaction also fixes the interest rate at 4.83% on the notional amount of $20.0 million of debt; however, this swap transaction is callable at the bank’s option at anytime during the term of the agreement. Accordingly, changes to the value of the third swap contract do not qualify for hedge accounting treatment and are reflected in the consolidated statement of operations  At June 30, 2007, the Company had a receivable on its interest rate swap contract with The Royal Bank of Scotland of approximately $1.3 million, which is included in "other assets and deferred charges."  Accumulated gains in the first and second interest rate swap agreements at June 30, 2007 was approximately  $1.5 million, which is included in "Accumulated other comprehensive income."  A loss of approximately $0.2 million was recognized on the third interest rate swap agreement, which is included in interest expense.

Concurrent with the TBS's subsidiaries entering into the RBS Credit Facility, the borrowing subsidiaries entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the Shipbuilding Contracts.  Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contract.  The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million.  The Guarantee Facility for each borrower subsidiary expires twelve months after the anticipated delivery date of the respective vessel.  The Company guarantees the obligations of the borrower subsidiary under the Guarantee Facility.

Note 10 —  Equity Transactions

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

  At June 30, 2007, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 11 — Earnings Per Share

In accordance with FASB Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)
Numerators:
Net income	$21,687,156	$6,933,878	$36,090,757	$14,931,224

Denominators:
Basic-weighted average common shares outstanding	28,014,925	27,984,458	28,014,122	27,984,136

Restricted stock issued to employees and directors	50,029	103,852	34,173	104,174

Diluted-weighted average common shares and potential common shares outstanding	28,064,954	28,088,310	28,048,295	28,088,310

Income per common share:
Basic	$0.77	$0.25	$1.29	$0.53

Diluted	$0.77	$0.25	$1.29	$0.53

  At June 30, 2007 and 2006, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three and six months ended June 30, 2007 and 2006, because they are issuable for nominal consideration upon exercise of the warrants.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

 The Company charters-in two vessels (Laguna Belle and Seminole Princess) under two bareboat charters that were part of a sale-leaseback transaction. Both charters expire on January 30, 2014. Each charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively. The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. In connection with the bareboat charters, the Company and its subsidiaries, incurred deferred leasing costs of $1.2 million that are being amortized over the term of the charters.

Office Leases

The Company leases two properties, which are used by its service company subsidiaries for the administration of its operations. The main office space is rented from our chairman and chief executive officer. The lease, which expires December 31, 2007, provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes. The lease contains five three-year renewal options.

The Company, through its subsidiary Roymar, leases office space under an operating lease expiring October 31, 2007. In addition, we are required to pay additional rent for real estate tax escalations. The lease contains two one-year renewal options. In November 2006, the lease was modified to add additional space. Consequently, monthly rents have increased $3,053 to $24,328 from $21,275.

As of June 30, 2007 the Company had two vessels under operating leases with initial or remaining lease terms exceeding one-year. The future minimum commitments are as follows:

		Office
At June 30,	Vessel Hire	Premises	Total

2007 (July 1, 2007 through December 31, 2007)	$3,843,000	$217,000	$4,060,000
2008	7,665,000	240,000	7,905,000
2009	7,910,000		7,910,000
2010	5,951,000		5,951,000
2011	5,351,000		5,351,000
Thereafter	11,157,000		11,157,000

	$41,877,000	$457,000	$42,334,000

Litigation

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

The Company transports cargo throughout the world, including the U.S.  The amount of voyage revenue generated in countries other than the U.S. was $55.7 million and $38.4 million and $103.0 million and $81.3 million for the three and six months ended June 30, 2007 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:

	For the Three Months Ended June 30, 2006		For the six Months Ended June 30, 2006
Country	2007	2006	2007	2006
Brazil	$17,649,011	$11,392,365	$33,958,828	$26,975,983
Japan	8,830,908	7,065,880	17,149,688	14,739,520
Peru	5,889,177	3,079,125	14,391,352	7,584,202
United Arab Emirates	6,505,999	1,802,332	12,061,822	2,106,480
China	7,078,025	2,915,562	9,546,908	6,284,366
Chile	2,416,112	4,809,408	4,281,946	8,564,637
Korea	1,985,827	1,229,023	3,442,661	3,480,472
Venezuela	998,961	2,524,508	3,200,029	5,076,368
Others	4,368,311	3,564,118	4,927,980	6,526,699

Total	$55,722,331	$38,382,321	$102,961,214	$81,338,727

    Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the United States.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

    One customer accounted for 16.1% of charter hire receivables at June 30, 2007 and one customer accounted for 10.4% of charter hire receivables at December 31, 2006.  One customer accounted for 16.5% and 12.2% of voyage and time charter revenue for the three months ended June 30, 2007 and 2006, respectively. , The same customer accounted for 17.4% and 14.7% of voyage and time charter revenue for the six months ended June 30, 2007 and 2006, respectively.

Note 14 — Subsequent Events

On July 6, 2007, TBS International Limited entered into an agreement to acquire the handysize bulk carrier, Elsa Oldendorff, which will be renamed the Arapaho Belle, for $29.0 million.  On July 10, 2007  we made a deposit of  $2.9 million. The vessel is expected to be delivered charter free toward the end of December 2007.

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

Recent Developments

On July 6, 2007, the Company entered into an agreement to acquire the Elsa Oldendorff, which we intend to rename the Arapaho Belle for $29.0 million. On July 10, 2007,  the Company made a deposit of $2.9 million.  The vessel is expected to be delivered charter free toward the end of December 2007.

General

The following is a discussion of our financial condition at June 30, 2007 and December 31, 2006 and our results of operations comparing the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006.  You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

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

•
changes in our freight and sub-time charter rates - rates we charge for vessels we charter out - and, in periods when our voyage and vessel expenses increase, our ability to raise our rates to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our controlled fleet and optimize its capacity; and

•	the extent to which we can control our fixed and variable costs, including those for port charges, stevedore and other cargo-related expenses, fuel, and commission expenses.

  Drydocking

   In the last three years, our fleet has grown from 12 to 33 vessels.  These vessels must be drydocked two times every five years, to coincide with special survey cycles.  Thus, our controlled fleet of 33 vessels at June 30, 2007, would result in 66 drydockings over five years or an average of 13 vessels per year or approximately three to four vessels per quarter.

  During the three and six months ended June 30, 2007, seven and 14 vessels, respectively, entered into drydocking.  During the three and six months ended June 30, 2007 there were 350 and 562 drydock days, respectively. Total capitalized drydocking costs for three and six months ended June 30, 2007 were approximately $5.6 million and $10.1 million, respectively.  We expect the capitalized costs of the six vessels that will be drydocked during the remainder of 2007 to be approximately $4.5 million.  Because of the higher number of vessels in drydock and the increased duration of drydocking, we estimate that during the three months ended June 30, 2007 we incurred additional incremental charter-in cost of approximately $6.0 million.  For the six months ended June 30, 2007 our revised estimate of the additional incremental charter-in cost due to the higher number of vessels being drydock is $6.5 million.  The impact on revenues due to the first and second quarter drydockings was largely offset due to efficient operational planning and a strong shipping market that permitted us to generate additional voyage and time charter revenue instead of ballasting the vessels (carry no cargo) while they were enroute to the drydocking facilities.  We are unable to estimate at this time any potential impact on future earnings attributable to the higher than normal drydocking schedule for the remainder of 2007 because the effect on future earnings is dependent on future market conditions, including shipyard congestion, charter rates and cargo opportunities, as well as future vessel positions.

Our anticipated drydocking schedule for the remainder of 2007 is as follows:
•
Third quarter 2007, includes 125 drydock days relating to vessels that began their drydock during the first six months of 2007 along with  128 drydock days relating to five vessels beginning their drydocking during the third quarter requiring about 760 metric tons of steel. In addition we anticipate two vessels will require an additional 52 drydock days that will extend into the fourth quarter of 2007; and

•
Fourth quarter 2007, one vessel requiring about 200 metric tons of steel and about 16 drydock days. We anticipate one vessel will require an additional 24 drydock days that will extend into the first quarter of 2008.

Components of revenue and expense

Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We generally employ our vessels under time or voyage charters.  All revenue and expenses under both voyage and time charters are recognized on a gross basis.  With time charters, we receive a fixed charter hire per on-hire day, which is recorded over the term of the charter as service is provided. Revenue from time charters in progress at year-end is calculated using the daily charter hire rate multiplied by the number of voyage days on-hire through year end. The charterer is responsible for and pays directly most voyage expenses, such as fuel, port, and other cargo costs related to the time charter. We are responsible for other non-specified voyage expenses, such as commissions, which are expensed as incurred.

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions. Under a voyage charter the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days.  Probable losses on voyages are provided for in full at the time such losses can be estimated. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5 on both a quarterly and annual basis. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses such as crew costs, insurance, stores and lubricants, and repairs and maintenance for both voyage and time charters are expensed as incurred."

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

Time charter revenue consists of a negotiated daily hire rate for the duration of a voyage  The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port costs, stevedoring, commissions and lashing materials, which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses, that consists of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets).  These costs are paid by our subsidiaries.

Depreciation and amortization expense is computed on the basis of 30-year useful lives for our vessels.

Commissions on freight and port agency fees are paid to unrelated companies and TBS Commercial Group Ltd., a company that is owned by our principal shareholders.  Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our board of directors.

Results of Operations

Effective January 1, 2006, our drydocking expense and surveys are being accounted for using the deferral method.  Accordingly, vessel expense and depreciation and amortization for the three months ended June 30, 2006 has been retrospectively adjusted for the change in the method of accounting for drydocking costs.  See Note 2 “Change in Accounting Method for Drydocking Costs" to our consolidated financial statements.

Comparison of the three months ended June 30, 2007 and June 30, 2006

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$60,937	78.9	$43,808	74.3	$17,129	39.1
Time charter revenue	16,122	20.9	14,826	25.1	1,296	8.7
Other revenue	155	0.2	360	0.6	(205)	(56.9)
Total revenue	77,214	100.0	58,994	100.0	18,220	30.9

Voyage expense	20,087	26.0	19,171	32.5	916	4.8
Vessel expense	22,941	29.8	16,832	28.5	6,109	36.3
Depreciation and amortization	8,423	10.9	7,282	12.4	1,141	15.7
General and administrative	7,663	9.9	6,577	11.1	1,086	16.5
Loss from sale of vessel	35				35
Total operating expenses	59,149	76.6	49,862	84.5	9,287	18.6
Income from operations	18,065	23.4	9,132	15.5	8,933	97.8
Other (expenses) and income
Interest expense	(2,397)	(3.1	(2,696)	(4.6)	299	(11.1)
Gain on total constructive
loss of vessel	6,034	8.0			6,034
Other income (expense)	(15)		498	0.8	(512)	(103.0)
Net income	$21,687	28.3	$6,934	11.7	$14,754	212.8

Voyage revenue

    The increase in our voyage revenue for the three months ended June 30, 2007, as compared to the comparable period in 2006, was primarily due to an increase in revenue tons carried, partially offset by a decrease in average freight rates.  As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates, and tons carried.

    Revenue tons carried increased 587,054 tons or 56.8% to 1,620,542 tons for the three months ended June 30, 2007 from 1,033,488 tons for the same period in 2006.  The increase in revenue tons carried is principally due to the 542,838 ton increase in aggregate bulk cargo carried.

Average freight rates for the three months ended June 30, 2007, as compared to the same period in 2006, decreased $4.79 per ton, or 11.3%, to $37.60 per ton from $42.39 per ton.  The decrease in average freight rates is due to the increase in high-volume, low-freighted aggregates bulk cargo that we handled in 2007 as compared to 2006.  Excluding this type of bulk cargo the average freight rates would have increased $13.94 per ton or 26.1% to $67.38 per ton as compared to $53.44 per ton for the same period in 2006.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargos, voyage costs also are lower resulting in comparable daily time charter equivalent rates. For the three months ended June 30, 2007, and 2006, we had contracts of affreightment, expiring through early 2009, under which we carried approximately 1,063,935 and 368,673 revenue tons and generated $19.9 million and $12.4 million of voyage revenue, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	22	21	1	4.8%
Freight voyage days (2)	2,009	1,866	143	7.7%
Days on hire (3)	2,043	2,102	(59)	(2.8)%
Freight Rates (4)
For all cargoes	$37.60	$42.39	$(4.79)	(11.3)%
Excluding aggregates	$67.38	$53.44	$13.94	26.1%
Daily time charter equivalent rates (5)	$19,247	$11,849	$7,398	62.4%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
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

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$20,743	34.0	$15,403	35.2	$5,340	34.7
Agricultural products	13,865	22.7	7,408	16.9	6,457	87.2
Other bulk cargo	9,976	16.4	4,874	11.1	5,102	104.7
Metal concentrates	7,161	11.8	6,729	15.4	432	6.4
Rolling stock	2,831	4.6	2,097	4.8	734	35.0
Fertilizers	2,823	4.6	1,379	3.1	1,444	104.7
General cargo	1,528	2.5	1,226	2.8	302	24.6
Automotive products	1,006	1.7	1,275	2.9	(269)	(21.1)
Other	780	1.3	801	1.8	(21)	(2.6)
Project cargo	224	0.4	2,616	6.0	(2,392)	(91.4)

Total voyage revenue	$60,937	100.0	$43,808	100.0	$17,129	39.1

Time charter revenue

Time charter revenue increased 8.8% to $16.1 million for the three months ended June 30, 2007 from $14.8 million for the comparable period in 2006.  As mentioned above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Time charter revenue increased because of an increase in the average charter hire rate, which increased $6,036 per day to $19,215 per day for the three months ended June 30, 2007 from $13,179 per day for the comparable period in 2006.  The increase in the average charter hire rate per day is primarily due to the upward trend in the overall worldwide shipping spot market rates.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 286 days to 839 days for the three months ended June 30, 2007, as compared to 1,125 days for the same period in 2006.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)

Number of vessels (1)	9	12	(3)	-25.0%
Time Charter days (2)	839	1,125	(286)	-25.4%
Daily charter hire rates (3)	$19,215	$13,179	$6,036	45.8%
Daily time charter equivalent rates (4)	$18,134	$12,145	$5,989	49.3%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

Voyage expense

Voyage expense consists of costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring, and miscellaneous voyage expense.  The following table shows the change in the number of voyage days for the three months ended June 30, 2007 as compared to the same period in 2006:

	Three Months Ended June 30,
	2007	2006	Increase (Decrease)
Freight voyage days	2,009	1,866	143	7.7%
Time charter out days	839	1,125	(286)	-25.4%
Total voyage days	2,848	2,991	(143)	-4.8%

Total voyage days decreased primarily due to vessels being drydocked for 335 more days.  The drydock related decrease in total voyage days was partially offset by an increase of 192 days resulting from the increase in our average vessel fleet size, which increased to an average of 36 vessels for three months ended June 30, 2007 compared to an average of 34 vessels for the same period in 2006.

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2006 Expense	As a % of Revenue

Fuel expense	$8,738	43.6	11.3	$8,708	45.5	14.7	$30	0.3	3.4
Commission expense	2,911	14.5	3.8	2,195	11.4	3.7	716	32.6	(0.1)
Port call expense	3,840	19.1	5.0	3,849	20.1	6.5	(9)	(0.2)	1.5
Stevedore and other
cargo-related expense	2,777	13.8	3.6	2,693	14.0	4.6	84	3.1	1.0
Miscellaneous voyage
expense	1,823	9.0	2.4	1,726	9.0	2.9	97	5.6	0.5

Voyage expense	$20,089	100.0	26.1	$19,171	100.0	32.4	$918	4.8	6.3

    Voyage expense increased 4.8% for the three months ended June 30, 2007 as compared to the same period in 2006. The increase was principally due to an increase in commission expense, which increased due to the increase in revenue.

Vessel expense

    Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$12,900	56.2	$11,699	69.5	$1,201	10.3
Chartered-in vessel expense	8,425	36.7	3,830	22.8	4,595	120.0
Controlled vessel expense	1,616	7.1			1,616
Space charter expense			1,303	7.7	(1,303)	(100.0)
Vessel expense	$22,941	100.0	$16,832	100.0	$6,109	36.3

Vessel expense for the three months ended June 30, 2007 as compared to the same period in 2006, increased $6.1 million.   The 1.5% increase in vessel expense as a percentage of revenue for the three months ended June 30, 2007, as compared to the same period in 2006 was primarily due to an increase in chartered-in vessel and controlled vessel expenses.

Chartered-in vessel expense consists of charter hire–in costs for vessels under charter agreements that do not have a purchase option.  The $4.6 million increase in chartered-in vessel expense for the three months ended June 30, 2007, as compared to the same period in 2006, was principally due to an increase in the average charter-in rate per day, which increased $13,391 per day to $29,154 per day for the three months ended June 30, 2007 from $15,763 per day for the same period in 2006. The charter-in of vessels increased 46 vessel days to 289 days for the three months ended June 30, 2007 as compared to 243 days for the same period in 2006.  The increase is due principally to a higher number of our vessels being in drydock during the three months ended June 30, 2007 as compared to the same period in 2006.

Controlled vessel expense consists of charter hire–in costs for vessels under charter agreements that contain a purchase option.  During the three months ended June 30, 2007, we incurred charter-in hire costs of $1.6 million under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale/leaseback transaction that we entered into in January 2007.

For the three months ended June 30, 2007 there was a change in the composition of our controlled fleet compared to the same period in 2006.  As a result, owned vessel days increased 146 days to 3,027 days for this time-period from 2,881 days for the same period in 2006.  This translated to an increase in the average number of vessels in our owned/controlled fleet to 33 vessels during the three months June 30, 2007 as compared to 32 vessels in the prior year.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control.  The decrease of $1.3 million in space charter expense for the three months ended June 30, 2007, as compared to the same period in 2006 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

Depreciation and amortization

The $1.1 million increase in depreciation and amortization expense was due to the growth of our controlled fleet and additional depreciation and amortization expense on vessel capital improvements made after June 30, 2006.

General and administrative expense

General and administrative expense increased $1.0 million for the three months ended June 30, 2007 as compared to the same period in 2006.  The increase in general and administrative expenses is due to a $1.1 million increase in salary and related costs, a $0.1 million increase in travel cost, $0.1 million for bank charges and a $0.2 million increase in other and miscellaneous expenses.  We also incurred advertising costs of $0.2 million in 2007 to develop a video to assist our agents and us in promoting our business.  These expenses were partially offset by a decrease in professional fees of $0.7 million.

Income from operations

The $8.9 million increase in income from operations for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was mainly attributable to an increase in revenue, partially offset by an increase in vessel expense, depreciation and general and administrative expense.  For the same reasons, our operating margin increased to 23.8% for the three months ended June 30, 2007 from 15.6% for the same period in 2006.

Interest expense

Interest expense, net of capitalized interest associated with our new vessel building program for the three months ended June 30, 2007, as compared to the same period in 2006 decreased slightly.  The decrease was due to an 11% decrease in our average outstanding debt balance and a decrease in the weighted-average bank interest margin that we pay on our debt, which decreased by approximately 68 basis points as a result of our refinancing in July 2006.

Comparison of the six months ended June 30, 2007 and June 30, 2006

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$113,388	76.6	$93,128	75.9	20,260	21.8
Time charter revenue	34,190	23.1	28,996	23.6	5,194	17.9
Other revenue	474	0.3	626	0.5	(152)	(24.3)
Total revenue	148,052	100.0	122,750	100.0	25,302	20.6

Voyage expense	39,780	26.9	41,908	34.1	(2,128)	(5.1)
Vessel expense	40,498	27.4	34,370	28.0	6,128	17.8
Depreciation and amortization	16,837	11.4	14,164	11.5	2,673	18.9
General and administrative	14,843	10.0	12,367	10.1	2,476	20.0
Loss on sale of vessel	814	0.5			814
Total operating expenses	112,772	76.2	102,809	83.7	9,963	9.7
Income from operations	35,280	23.8	19,941	16.3	15,339	76.9
Other (expenses) and income
Interest expense	(5,169)	(3.5)	(5,612)	(4.6)	443	(7.9)
Gain on total constructive
loss of vessel	6,034	4.0			6,034
Other income	(54)		602	0.5	(656)	(109.0)
Net income	$36,091	24.3	$14,931	12.2	$21,160	141.7

Voyage revenue

    The increase in our voyage revenue for the six months ended June 30, 2007 as compared to the comparable period in 2006 was primarily due to an increase in revenue tons carried, partially offset by a decrease in freight rates.  As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates, and tons carried.

    Revenue tons carried for the six months ended June 30, 2007 as compared to the comparable period in 2006, increased 1,058,924 tons or 51.3% to 3,122,632 tons for the six months ended June 30, 2007 from 2,063,708 tons for the same period in 2006.  The increase in revenue tons carried is principally due to the 1,157,446 ton increase in aggregates bulk cargo carried.

Freight rates for the six months ended June 30, 2007 as compared to the comparable period in 2006, decreased $8.82 per ton or 19.5% to $36.31 per ton in the first half of 2007 from $45.13 per ton for the same period of 2006.  To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the six months ended June 30, 2007, and 2006, we had contracts of affreightment, expiring through early 2009, under which we carried approximately 2,088,195 and 633,576 revenue tons and generated $39.4 million and $22.1 million of voyage revenue, respectively.  During the first six months of 2007 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China.

    Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo.  Excluding this type of bulk cargo, of which we carried 1,474,065 tons and 316,619 tons for the six months ended June 30, 2007 and 2006, respectively, average freight rates would have been $61.46 per ton and $51.32 per ton for the six months ended June 30, 2007 and 2006, respectively.

    The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)

Number of vessels (1)	22	22		0.0%
Freight voyage days (2)	3,907	3,897	10	0.3%
Days on hire (3)	3,955	4,325	(370)	(8.6)%
Freight Rates (4)
For all cargoes	$36.31	$45.13	$(8.82)	(19.5)%
Excluding aggregates	$61.46	$51.32	$10.14	19.8%
Daily time charter equivalent rates (5)	$17,960	$12,099	$5,861	48.4%

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
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

The following table shows revenues attributed to our principal cargoes:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$36,851	32.5	$34,922	37.5	$1,929	5.5
Agricultural products	22,019	19.4	13,496	14.5	8,523	63.2
Fertilizers	19,829	17.5	13,045	14.0	6,784	52.0
Metal concentrates	16,475	14.5	13,435	14.4	3,040	22.6
Rolling stock	5,750	5.1	4,374	4.7	1,376	31.5
General cargo	4,435	3.9	2,471	2.7	1,964	79.5
Other	2,386	2.1	3,143	3.3	(757)	(24.1)
Automotive products	1,973	1.7	2,189	2.4	(216)	(9.9)
Other bulk cargo	1,872	1.7	1,530	1.6	342	22.4
Project cargo	1,798	1.6	4,523	4.9	(2,725)	(60.2)

Total voyage revenue	$113,388	100.0	$93,128	100.0	$20,260	21.8

Time charter revenue

Time charter revenue increased 17.9% to $34.2 million for the six months ended June 30, 2007 from $29.0 million for the comparable period in 2006.  As mentioned in components of revenue and expense, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The increase in time charter revenue was due to a rise in the average charter hire rate, which increased $5,241 per day or 39.1% to $18,653 for the six months ended June 30, 2007 from $13,412 for the comparable period in 2006.  This increase is primarily due to the current strength in the overall worldwide shipping markets.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 329 days or 15.2% to 1,833 for the six months ended June 30, 2007 days from 2,162 days for the same period in 2006.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the six months ended June 30, 2007 and 2006 are as follows:

	Six months Ended June 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	10	12	(2)	-16.7%
Time Charter days (2)	1,833	2,162	(329)	-15.2%
Daily charter hire rates (3)	$18,653	$13,412	$5,241	39.1%
Daily time charter equivalent rates (4)	$17,256	$12,323	$4,933	40.0%
_________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of freight voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions.  The following table shows the change in the number and composition of voyage days for the six months ended June 30, 2007 as compared to the same period in 2006.

	Six Months Ended June 30,
	2007	2006	Increase (Decrease)

Freight voyage days	3,907	3,897	10	0.3%
Time charter out days	1,833	2,162	(329)	-15.2%
Total voyage days	5,740	6,059	(319)	-5.3%

Total voyage days decreased primarily due to vessels being drydocked for 437 more days during the six months ended June 30, 2007 as compared to same period in 2006.  The decrease in total voyage days was partially offset by an increase of 118 days resulting from the increase in our average vessel fleet size, which increased to an average of 36 vessels for six months ended June 30, 2007 compared to an average of 35 vessels for the same period in 2006.

The principal components of voyage expense were as follows:

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$16,934	42.6	11.4	$18,193	43.4	14.8	$(1,259)	(6.9)	3.4
Commission expense	6,053	15.2	4.1	4,881	11.6	4.0	1,172	24.0	(0.1)
Port call expense	7,599	19.1	5.1	9,062	21.6	7.4	(1,463)	(16.1)	2.3
Stevedore and other
cargo-related expense	5,101	12.8	3.4	5,970	14.3	4.8	(869)	(14.6)	1.4
Miscellaneous voyage
expense	4,093	10.3	2.8	3,802	9.1	3.1	291	7.7	0.3

Voyage expense	$39,780	100.0	26.8	$41,908	100.0	34.1	$(2,128)	(5.1)	7.3

Voyage expense decreased 5.1% for the six months ended June 30, 2007 as compared to the same period in 2006.  The decrease in voyage expenses is primarily attributable to the decrease in fuel expenses, port call expense, stevedore, and other cargo related expense, partially offset by a increase in commission expense and miscellaneous voyage expense.

The 6.9% decrease in fuel expense was due to a decrease in the average price per metric ton ("MT") and a decrease in consumption experienced during the first quarter of 2007. Average price per metric ton (“MT”) decreased to $346 per MT for the six months ended June 30, 2007 compared to $352 per MT for the same period in 2006. For the six months ended June 30, 2007, consumption decreased to 48,886 MT from 51,677 MT for the same period in 2006.

    The 24.1% increase in commission expense for the six months ended June 30, 2007 as compared to the same period in 2006 was due to the increase in revenue.

    The 16.1% decrease in port call expense was primarily due to our vessels calling on more lower cost ports during the six months ended June 30, 2007 as compared to the same period in 2006.  Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.

    The 14.6% decrease in stevedore and other cargo-related expenses for the six months ended June 30, 2006 resulted from an increase in revenue relating to cargo booked under partial or full "free-in free-out" terms. Cargo booked under "free-in free-out" terms are shipments where the customer pays all or part of the costs of loading and discharging.

Voyage expense as a percentage of revenue decreased 7.3% to 26.8% of revenue for the six months ended June 30, 2007 compared to 34.1% of revenue for the comparable period in 2006, principally due to decreases in fuel and port call expenses.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we control.  The following table sets forth the basic components of vessel expense:

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$26,263	64.9	$21,607	62.9	$4,656	21.5
Chartered-in vessel expense	11,436	28.1	10,979	32.0	457	4.0
Controlled vessel expense	2,675	6.7			2,675
Space charter expense	124	0.3	1,784	5.1	(1,660)	(93.0)
Vessel expense	$40,498	100.0	$34,370	100.0	$6,128	17.8

Vessel expense for the six months ended June 30, 2007 as compared to the same period in 2006, increased $6.1 million.  Specific expense categories varied due to a change in the composition of our fleet.  For the six months ended June 30, 2007, our fleet averaged 34 owned vessels as compared to an average of 31 owned vessels for the same period in 2006.

The 21.5% increase in owned vessel expense for the six months ended June 30, 2007 as compared to the same period in 2006 was due to a change in the composition of our fleet.  The increase in average owned vessels translated to a 7.0% or 398 day increase in vessel days to 6,069 days for the six months ended June 30, 2007 from 5,671 days for the same period in 2006.

Chartered-in vessel expense consists of charter hire–in costs for vessels under charter agreements that do not have a purchase option. The 4.0% increase in chartered-in vessel expenses for the six months ended June 30, 2007 as compared to the same period in 2006 resulted from an increase in charter-hire rates.  The increase caused by the increase in charter hire rates was almost completely offset by a decrease in the days that we chartered in vessels.  The average charter-in rate per day increased $11,013 per day, or 71.5%, to $26,411 per day for the six months ended June 30, 2007 from $15,398 per day for the same period in 2006.  Chartered-in vessel days decreased by 280 vessel days to 433 days for the six months ended June 30, 2007 as compared to 713 days for the same period in 2006 as our demand for charter-in vessels decreased because of the increase in our controlled fleet.

Controlled vessel expense consists of charter hire–in costs for vessels under charter agreements that contain a purchase option.  During the six months ended June 30, 2007, we incurred charter hire in costs of $2.7 million under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale/leaseback transaction that we entered into in January 2007.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control.  The decrease of $1.7 million in space charter expense for the six months ended June 30, 2007, as compared to the same period in 2006 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

Depreciation and amortization

The $2.7 million increase in depreciation and amortization expense was mainly due to the growth of our controlled fleet, which increased to an average of 34 vessels for the six months ended June 30, 2007, from an average of 31 vessels for the same period in 2006 and additional depreciation and amortization expense on vessel capital improvements incurred to ensure the operating efficiency of the vessels through their remaining useful life.

General and administrative expense

The $2.4 million increase in general and administrative expense for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase of $1.7 million in salary and related expenses.  Salary and related expenses increased as our two service companies added additional staff to manage the anticipated growth of our fleet.

Income from operations

The $15.4 million increase in income from operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, was mainly attributable to an increase in voyage revenue and a decrease in voyage expense, specifically fuel costs and port call expense, partially offset by an increase in vessel expense, depreciation, and general and administration expense.  For the same reasons, our operating margin increased to 23.8% for the six months ended June 30, 2007 from 16.2% for the same period in 2006.

Interest expense

        Interest expense, net of capitalized interest associated with new vessel building program for the six months ended June 30, 2007, as compared to the same period in 2006 decreased slightly.  The decrease is due to an 11% decrease in our average outstanding debt balance and a decrease in the weighted-average bank margin that we pay on our debt, which decreased by approximately 68 basis points as a result of our refinancing in July 2006.

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at June 30, 2007 and December 31, 2006 was $17.7 million ($17.3 million net of allowance for doubtful accounts) and $25.8 million ($25.4 million net of allowance for doubtful accounts), respectively.  The decrease in receivables was principally due to the timing of payments received on voyages loading near the end of the period.

In accordance with our reserve policy, we reserve for a percentage of outstanding receivables, usually between 2% and 3%, based on prior years' experience.  Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances.  At June 30, 2007 and December 31, 2006, our general reserve totaled $0.5 million and $0.4 million, respectively, with no additional reserves.

Prepaid Expenses and other

Prepaid Expenses and other current assets decreased $3.1 million to $4.6 million as of June 30, 2007 compared to $7.7 million as of December 31, 2006.  Prepaid expenses and other current assets includes prepaid insurance and prepaid charter-hire, claims receivable, due from agents, and other receivables in the amounts of $1.6 million, $1.4 million $1.0 million and $0.6 million respectively as of June 30, 2007 compared to $1.6 million, $2.9 million, $2.1 million and $1.1 million respectively as of December 31, 2006.  The decrease in prepaid expenses and other current assets is principally due to a decrease in claims receivables.  Claims receivables are claims for the reimbursement of expenses incurred that are made under our hull and machinery and protection and indemnity coverages.  Claims receivable are recorded at the probable amount that we expect to recover from insurance, net of the applicable deductible.  At June 30, 2007, claims receivable decreased $1.5 million from the December 31, 2006 balance due to the collection of several large claims.

Other Commitments

Our contractual obligations as of June 30, 2007 are shown in the following table:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$100,765	$21,199	$48,367	$24,997	$6,202
Capital lease obligations	23,030	6,388	16,642
Operating Lease obligations	47,445	14,054	14,134	10,746	8,511
Other Purchase obligations (2)	26,100	26,100

Total contractual cash obligations	$197,340	$67,741	$79,143	$35,743	$14,713

(1)
As of June 30, 2007, we had $100.8 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $60.5 million under the $80.0 million term loan with Bank of America, $5.4 million under the $80.0 million revolving credit facility with Bank of America, $4.9 million under the $7.2 million credit facility with The Royal Bank of Scotland, and $30.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect future advances of $120.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.

(2)	Operating lease obligations represents obligations under two seven-year bareboat charters for the Seminole Princess and Laguna Belle

(3)
We entered into an agreement to acquire the Yakima, which we intend to rename the Yakima Princess, for $29.0 million.  We paid a deposit of $2.9 million on May 11, 2007 and will pay the balance of $26.1 million upon delivery of the vessel which is expected early in the fourth quarter of 2007.

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

At June 30, 2007, we had negative working capital of $8.9 million.  Working capital is not an indicative financial metric of our liquidity, as the level of our working capital will vary from quarter to quarter based on the timing of vessel acquisitions and the timing of borrowings and repayments under our revolving credit facility.

Changes in Cash and Cash Equivalents

Cash and cash equivalents decreased $1.4 million to $10.6 million at June 30, 2007 from $12.0 million as of December 31, 2006.  As described in more detail below, the decrease in cash and cash equivalents at June 30, 2007 resulted from $20.8 million in net cash used in investing activities and $30.9 million in net cash used by financing activities, partially offset by $50.3 million in net cash provided by operating activities.  We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows from Investing Activities

For the six months ending June 30, 2007, net cash used by investing activities was $20.8 million as compared to $22.9 million in net cash used by investing activities for the same period in 2006.

For the six months ended June 30, 2007, investing activities included $79.7 million of vessel acquisition and capital improvements, which consisted of vessel construction in progress ($43.4 million excluding deferred financing costs incurred), a vessel acquisition ($17.0 million less deposit of $1.7 million made in 2006 for the vessel Nanticoke Belle), capital improvements and drydockings ($19.1 million) and the purchase of other assets of $1.9 million.  Investing activities also included proceeds of $61.8 million consisting of proceeds on the sale of Maya Princess ($7.3 million), the sale-lease back of Seminole Princess and Laguna Belle ($45.0 million) and the casualty and sale of the Huron Maiden ($9.7 million). During the six months ending June 30, 2007 we made a deposit of $2.9 million on the vessel Yakima, which will be renamed the Yakima Princess, made an additional loan to our joint venture with GMT Shipping Line Ltd of $0.2 million, and received a return of investment of $0.2 million because the initial public offering of Dangote Sugar ptl was oversubscribed.

During the six months ended June 30, 2006, we acquired one vessel.  We paid $22.3 million during the six months for vessel acquisition and capital improvements. This included $8.1 million for the vessel Kibishio Maru (renamed the Aztec Maiden), $3.6 million for take over costs incurred in connection with recent vessel acquisitions, $8.5 million for vessel capital improvements and $2.1 million for the purchase of other assets, such as equipment that enables self-loading and discharging (“Grabs”) and computer equipment for the vessels.  In addition, we made an investment and loans to a joint venture with GMT Shipping Line Ltd. totaling $0.5 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2007 net cash used by financing activites was $30.9 million as compared to $18.7 million in net cash used by financing acitivities for the same period in 2006.

During the six months ending June 30, 2007, we received proceeds on debt of $71.0 million, consisting of $5.0 million added to the Bank of America term credit facility, $30.0 million from The Royal Bank of Scotland credit facility funding the new vessel building program and $36.0 million of additional draw downs against the revolving credit facility with Bank of America. During the period we made debt repayments totaling $96.0 million, consisting of $10.6 million in scheduled debt principal payments and $85.4 million in pay downs of the revolving credit facility. We also paid $2.0 million towards obligations under capital leases and $3.9 million in deferred financing costs related to The Royal Bank of Scotland credit facility funding the new vessel building program.

  For the six months ended June 30, 2006 net cash used in financing activities consisted of $17.2 million of debt repayment and $1.5 million of repayments of obligations under capital leases.

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

Significant Related Party Transactions

Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 60.7% of our issued and outstanding common shares.  Each of these individuals is also a principal of and, together with Alkis N. Meimaris who retired from the Company effective January 1, 2006, control TBS Commercial Group Ltd. ("TBSG").  Messrs. Royce, McNelis, Blatte, Bayley, and Meimaris own 31%, 15%, 9%, 36%, and 9%, respectively of TBSG.  We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBSG.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.  Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which are also based on market rates for such services.  For the three months and six months ended June 30, 2007 and 2006, we paid TBSG $1.8 million, $1.6 million, $3.3 million and $3.3 million, respectively.

Globe Maritime Limited, owned by James W. Bayley, provides vessel sale and purchase brokerage services, which commissions are based upon market rates.  For the three months and six months ended June 30, 2007 and 2006, we paid Globe Maritime $0, $81,000, $130,000 and $81,000.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  For the three months ended June 30, 2006 and 2007 payments to Mr. Royce under this lease totaled $60,000 for each quarter.  Lease payments of $240,000 per year are required under the lease.

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

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  We believe that there has been no material change in our critical accounting policies from those disclosed in our Form 10-K for the fiscal year Ended December 31, 2006 which was filed with the Securities and Exchange Commission on March 12, 2007.

New Accounting Pronouncements

On April 30, 2007, the  Financial Accounting Standards Board ("FASB") issued Staff Position No. FIN 39-1 (“FIN 39-1”), which amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39).   FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early application permitted, and is applied retrospectively as a change in accounting principle. We are in the process of evaluating the effect, if any, that the adoption of FIN 39-1 will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The accounting provisions of SFAS 157 are effective for the Company beginning on January 1, 2008.  We are in the process of evaluating the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The adoption of FIN 48, which was effective for the Company beginning January 1, 2007, did not have any impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt.  In April 2007, we entered into interest rate swap agreements to hedge interest rate risk on current and future borrowings associated with the credit facility for our new vessel building program.  At June 30, 2007, we had $100.8 million of floating rate debt, including $86.2 million of debt hedged under two interest rate swap agreements. The first interest rate swap agreement fixed our interest rate at 5.09%, before bank loan margin, on the notional amount of $56.2 million of debt.  The second interest rate swap agreement entered into in April 2007 and effective June 29, 2007, fixed our interest rate at 5.2425%, before bank loan margin, on the notional amount of $30.0 million of debt.  At that date, we also entered into swap agreements that will fix our interest rate at 4.8275%, before bank loan margin, on the notional amount of $20.0 million of future debt that is effective June 29, 2008.  Interest bank loan margins over LIBOR were 1.5%, 1.75% and 1.75% on $4.9 million, $30.0 million, and $65.9 million of debt, respectively.  The bank loan margin on $65.9 million of debt with Bank of America is determined based on the level of our consolidated leverage ratio.  At March 31, 2007, our consolidated leverage ratio was below 1.5 to 1 and; accordingly, the bank loan margin decreased 50 basis points to 1.75% effective during the second quarter of 2007.  At December 31, 2006, we had $125.8 million of floating rate debt including $56.2 million of debt hedged under the above mentioned interest rate swap agreement.  As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the six months ending June 30, 2007 by approximately $73,000 based upon our debt level at June 30, 2007.

Foreign Exchange Rate Risk

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incur approximately 9.9% of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At June 30, 2007, approximately 4.8% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1.   Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the six months ended June 30, 2007, there have been no material changes to legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

We held our Annual General Meeting of Shareholders on June 19, 2007. The shareholders: (1) re-elected and elected directors James W. Bayley, John P. Cahill, Randee E. Day, William P. Harrington, Gregg L. McNelis, Joseph E. Royce, Peter S. Shaerf and Alexander Smigelski as directors of the Company; and; (2) reappointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2008 Annual General Meeting and authorized the Board of Directors, acting through the Audit Committee, to set their fees.

The following table sets forth the votes cast at the Annual General Meeting of Shareholders on June 19, 2007, with respect to each of the matters described above. Votes below reflect the votes cast by Class A Common Shareholders, which are entitled to one vote for each share, and Class B Common Shareholders that are entitle to one-half vote for each share.

MATTER	FOR	AGAINST	ABSTAIN

Election of James W. Bayley	19,093,891	564,326	20,313
Election of John P. Cahill	19,615,631	42,086	20,813
Re-election of Randee E. Day	19,601,568	56,150	20,813
Re-election of William P. Harrington	19,090,785	566,933	20,813
Re-election of Gregg L. McNelis	19,609,301	50,826	20,313
Re-election of Joseph E. Royce	19,610,112	50,126	18,293
Re-election of Peter S. Shaerf	19,605,826	51,892	20,813
Election of Alexander Smigelski	19,615,631	42,086	20,813
Reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2008 Annual General Meeting and authorization of the Board of Directors, acting through the Audit Committee, to set their fees.	19,640,017	13,439	25,085

Item 5 Other Information

    On August 7, 2007, Anthony Gentile resigned as the Company's Controller and Chief Accounting Officer. On that same date, Frank Pittella was named as the Company's Controller and Chief Accounting Offier effective immediately.  Mr. Pittella, age 53, is a certified public accountant and has servced as the Company's Director of Financial Reporting since May 2005.  Mr. Pittella has been practicing public accounting for the last 30 years with several firms, including Ernst and Young LLP, Weiser & Co LLP, Fein & Fein, P.C. (January 2005 to May 2005), Rach Ende Malter & Co. (August 2003 to April 2004), and in private practice (May 2002 to May 2005).

Item 6 Exhibits

3.1	Memorandum of Association*

3.2	Bye-laws*

10.1**	Amendment Number 1 dated June 27, 2007 to Shipbuilding Contract between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.2**	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.3**	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.4**	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.5**	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.6**	Amendment Number 1 dated June 27, 2007 to Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.

10.7**	Restricted stock grant agreement for 100,000 shares granted to Ferdinand Lepere under the TBS International Limited 2005 Equity Incentive Plan.

31.1**	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

__________

*	Incorporated by reference. Filed as exhibits to the Registration Statement on Form S-1/A, file on May 16, 2005 (File No.333-123157)

**	Filed herewith.

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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August  2007.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

/s/ Frank Pittella
Frank Pittella Chief Accounting Officer