Form 10-Q
period 2007-09-30
TBS INTERNATIONAL LTD
filed 2007-11-09
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
or
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

As of November 1, 2007, the registrant had outstanding 14,350,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$53,806,923	$12,006,727
Charter hire receivable, net of allowance of $452,335 in 2007
and $442,529 in 2006	24,988,966	25,396,093
Fuel and other inventories	9,925,719	7,256,483
Prepaid expenses and other current assets	6,626,801	7,704,416
Advances to affiliates	236,834	5,604
Total current assets	95,585,243	52,369,323
Deposit for vessel purchase	10,070,000	1,695,000
Fixed assets, net	362,864,073	336,869,094
Goodwill	8,425,935	8,425,935
Other assets and deferred charges	11,571,073	3,731,491
Total assets	$488,516,324	$403,090,843

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$21,198,571	$19,770,000
Obligations under capital lease, current portion	4,463,202	4,087,484
Accounts payable	5,860,316	6,049,174
Accrued expenses	20,802,069	21,529,351
Voyages in progress	5,373,389	4,268,514
Advances from affiliates	18,414	481,103
Total current liabilities	57,715,961	56,185,626

Debt, long-term portion	129,267,033	106,034,033
Obligations under capital lease, net of current portion	13,871,233	17,267,206
Other liabilities	870,028	-
Total liabilities	201,724,255	179,486,865

COMMITMENTS AND CONTINGENCIES (Note 11)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000
authorized, 14,350,996 shares issued and outstanding in 2007 and 14,319,996 shares issued and outstanding in 2006	143,510	143,200
Common shares, Class B, $.01 par value, 30,000,000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	88,180,239	87,880,449
Accumulated other comprehensive (loss) income	(164,406)	42,386
Retained earnings	198,477,934	135,383,151
Total shareholders' equity	286,792,069	223,603,978
Total liabilities and shareholders' equity	$488,516,324	$403,090,843

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(As Adjusted)		(As Adjusted)
Revenue
Voyage revenue	$71,698,746	$47,880,324	$185,086,935	$141,007,993
Time charter revenue	20,557,316	16,914,474	54,747,509	45,910,831
Other revenue	140,305	606,928	614,046	1,232,527
Total revenue	92,396,367	65,401,726	240,448,490	188,151,351
Operating expenses
Voyage	23,767,668	21,857,064	63,547,993	63,764,712
Vessel	22,191,758	15,353,552	62,689,980	49,723,459
Depreciation and amortization of vessels
and other fixed assets	9,032,034	7,621,272	25,868,837	21,785,294
General and administrative	7,960,364	6,882,792	22,803,642	19,249,641
Loss (gain) on sale of vessel		(2,179,820)	813,890	(2,179,820)
Total operating expenses	62,951,824	49,534,860	175,724,342	152,343,286
Income from operations	29,444,543	15,866,866	64,724,148	35,808,065
Other (expenses) and income
Interest expense	(2,602,952)	(2,738,886)	(7,771,692)	(8,351,029)
Loss on extinguishment of debt		(3,551,614)		(3,551,614)
Gain on sale and insurance recovery of vessel			6,033,745
Other income	162,435	198,478	108,582	800,646
Total other (expenses) and income, net	(2,440,517)	(6,092,022)	(1,629,365)	(11,101,997)

Net income	$27,004,026	$9,774,844	$63,094,783	$24,706,068

Earnings per share
Net income per common share
Basic	$0.96	$0.35	$2.25	$0.88
Diluted	$0.96	$0.35	$2.25	$0.88
Weighted average common shares outstanding
Basic	28,044,310	28,013,310	28,024,295	27,993,968
Diluted	28,081,678	28,088,310	28,059,545	28,088,310

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
		(As Adjusted)
Cash flows from operating activities
Net income	$63,094,783	$24,706,068
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale and insurance recovery of vessel	(6,033,745)	(2,179,820)
Loss on sale of vessel	813,890
Depreciation and amortization	25,868,837	21,785,294
Loss on change in value of interest swap	432,207
Amortization of deferred financing costs	791,891	1,989,881
Non cash stock based compensation	261,426	210,000
(Income) loss in joint venture	288,483	(32,828)
Changes in operating assets and liabilities
Decrease in charter hire receivable	407,127	9,197,004
(Increase) decrease in fuel and other inventories	(2,669,236)	114,721
Decrease (Increase) in prepaid expenses and other current assets	1,099,809	(3,473,627)
Increase in other assets and deferred charges	(818,674)
Decrease in accounts payable	(188,858)	(171,703)
Decrease in accrued expenses	(688,607)	(8,099,913)
Increase (decrease) in voyages in progress	1,104,875	(504,421)
(Decrease) in advances from/to affiliates, net	(693,919)	(1,268,981)
Net cash provided by operating activities	83,070,289	42,271,675
Cash flows from investing activities
Proceeds on insurance recovery of vessel
and proceeds on sale of vessels	62,014,151	3,160,500
Vessel acquisitions / capital improvement costs	(110,472,661)	(28,651,511)
Deposit for vessel purchases	(10,070,000)	(9,020,000)
Restricted cash for litigation/reclassification to other receivables		532,500
Return of investment in security	160,000
Investment in government securities	(250,000)
Investment in joint venture	(360,000)	(500,000)
Net cash (used) by investing activities	(58,978,510)	(34,478,511)
Cash flows from financing activities
Repayment of debt principal	(101,338,429)	(107,965,462)
Proceeds from debt	126,000,000	93,974,533
Payment of deferred financing costs	(3,932,899)	(2,828,475)
Reduction of obligations under capital leases	(3,020,255)	(2,399,180)
Net cash provided by (used in) financing activities	17,708,417	(19,218,584)

Net increase (decrease) in cash and cash equivalents	41,800,196	(11,425,420)
Cash and cash equivalents beginning of period	12,006,727	27,157,681
Cash and cash equivalents end of period	53,806,923	$15,732,261
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6,298,367	$7,668,126

Noncash Investing activities:
For the nine months ended September 30, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Maiden excludes the noncash  portion of $5,500,000, which was retained by the buyer/lessor as a deposit on the bareboat charters.

Noncash Financing activities:
For the nine months ended September 30, 2007, 31,000 shares were issued to independent directors and the Chief Financial Officer under the 2005 Employee Incentive Plan.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

							Accumulated
							Other
					Additional		Comprehensive
	Common Shares		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2006	27,724,457	$277,245	288,853	$20,747	$87,880,449	$135,383,151	$42,386	$223,603,978
Net income						63,094,783		63,094,783
Unrealized gain on securities available for sale							273,414	273,414
Unrealized loss on cash flow hedges							(480,206)	(480,206)
Comprehensive income								62,887,991
Shares issued under Incentive Stock Plan	31,000	310			299,790			300,100
Balance at September 30, 2007	27,755,457	$277,555	288,853	$20,747	$88,180,239	$198,477,934	$(164,406)	$286,792,069

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited together with its subsidaries is an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and charter services.  References to "TBS" refer only to TBS International Limited, and references to the "Company," "we," "us,"or "our" refer to TBS International Limited and any of its subsidaries.  Substantially all the related corporations of the Company are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted United States accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Fiscal 2006 Annual Report on Form 10-K filed on March 12, 2007.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Reclassifications have been made to the consolidated cash flows for nine months ended September 30, 2006, to conform to the current presentation.  Several balance sheet captions per the cash flow were combined under the current caption "Prepaid expenses and other current assets."

Note 2 — Change in Accounting Method for Drydocking Costs

Effective January 1, 2006, the Company changed the method of accounting for drydocking costs to the deferral method, whereas in all prior years drydocking costs were accounted for using the accrual method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking. The change in accounting method for drydocking costs was made in connection with the Company's early adoption of FSP No. AUGAIR-1, Accounting for Planned Major Maintenance Activities issued by the Financial Accounting Standards Board ("FASB") on September 8, 2006, which amended certain provisions in the American Institute of Certified Public Accountants ("AICPA"), Industry Audit Guide, Audits of Airlines ("Airline Guide"). The Airline Guide is the principal source of guidance on the accounting for planned major maintenance and is relevant to the maritime industry. The consolidated statements of income for the three and nine months ended  September  30, 2006, has been adjusted to apply the new method retrospectively. The following financial statement line items for the three and nine months ended September 30, 2006, were affected by the change in accounting principle.

Consolidated Statement of Operations	As Reported	As Adjusted
For the Three Months Ended September 30, 2006	under the	under the
(thousands, excluding per share amounts)	Accrual	Deferral	Effect of
	Method	Method	Change

Operating expenses:
Vessel	$16,324	$15,354	$(970)
Depreciation and amortization	$7,211	$7,621	$410
Total operating expenses	$50,096	$49,535	$(561)
Income from operations	$15,306	$15,867	$561
Net income	$9,214	$9,775	$561
Earnings per share
Basic	$0.33	$0.35	$0.02
Diluted	$0.33	$0.35	$0.02

Consolidated Statement of Operations	As Reported	As Adjusted
For the Nine Months Ended September 30, 2006	under the	under the
(thousands, excluding per share amounts)	Accrual	Deferral	Effect of
	Method	Method	Change

Operating expenses:
Vessel	$52,754	$49,723	$(3,031)
Depreciation and amortization	$20,560	$21,785	$1,225
Total operating expenses	$154,148	$152,343	$(1,805)
Income from operations	$34,003	$35,808	$1,805
Net income	$22,901	$24,706	$1,805
Earnings per share
Basic	$0.82	$0.88	$0.06
Diluted	$0.82	$0.88	$0.06

Consolidated Statement of Cash Flows	As Reported	As Adjusted
For the Nine Months Ended September 30, 2006	under the	under the
(thousands)	Accrual	Deferral	Effect of
	Method	Method	Change

Net income	$22,901	$24,706	$1,805
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$20,560	$21,785	$1,225
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(5,529)	(8,100)	$(2,571)
Net cash provided by operating activities	$41,812	$42,272	$460
Cash flows from investing activities
Vessel acquisition / capital improvements	$(28,192)	$(28,652)	$(460)
Net cash (used in ) provided by investing activities	$(34,019)	$(34,479)	$(460)

Note 3 — New Accounting Pronouncements

On April 30, 2007, the  Financial Accounting Standards Board ("FASB")  issued Staff Position No. FIN 39-1 ("FIN 39-1"), which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts ("FIN 39")."  FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle. We are in the process of evaluating the effect, if any, that the adoption of FIN 39-1 will have on our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The adoption of FIN 48, which was effective for the Company beginning January 1, 2007, did not have any impact on our consolidated results of operations, cash flows, or financial position.

Note 4 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

	September 30,	December 31,
Description	2007	2006
Fuel	$7,008,852	$4,650,557
Lubricating oil	2,509,365	2,125,983
Other	407,502	479,943
TOTAL	$9,925,719	$7,256,483

Note 5 — Fixed Assets

Fixed assets consist of the following:

Description	September 30, 2007	December 31, 2006
Vessels	$331,870,671	$367,515,843
Vessel improvements and other equipment	37,707,613	27,020,499
Deferred dry docking costs	10,699,260	7,780,192
Vessel construction in process	61,321,015	280,163
Other fixed assets	12,751,179	9,626,975
	454,349,738	412,223,672
Less accumulated depreciation and amortization	(91,485,665)	(75,354,578)
	$362,864,073	$336,869,094

On April 10, 2007, we accepted delivery of the multipurpose tweendecker Nanticoke Belle, formerly the Blu Mistral II, for $16.95 million.

On March 13, 2007, the Company sold the multipurpose tweendecker Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

On March 9, 2007, the Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia. The grounding resulted in damage to the vessel that was too extensive to repair, rendering the vessel a total loss. On April 4, 2007, the vessel was declared a constructive total loss. The Company received a net amount of $8.0 million from its Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million. The Company retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007, for $2.8 million. After expenses in connection with the accident and the sale of the vessel of approximately $1.0 million, the Company realized a gain on the casualty and sale of the vessel of approximately $6.0 million, which is reflected in our consolidated statement of income. The vessel was collateral for the credit facility with Bank of America and, accordingly, the insurance and scrapping sale proceeds were used to pay down the revolver portion of the credit facility.

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. ("Shipbuilding Contracts") to build six newly designed multipurpose vessels with retractable tweendecks at a contract purchase price of $35.4 million per vessel.  The agreements provide for the delivery of two vessels in 2009 and four vessels in 2010.  As of September 30, 2007, we made payments of $55.8 million toward the purchase price of the six vessels and $1.6 million of payments for design and professional fees. The Company capitalized deferred financing costs of $2.0 million associated with The Royal Bank of Scotland new vessel building credit facility and capitalizes interest on borrowed funds during construction period of the vessels.  Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel.  The Company capitalized interest of approximately $1.0 million and $1.9 million during the three and nine months ended September  30, 2007, respectively, in connection with the new vessel building program.

On January 30, 2007, the Company's wholly owned subsidiaries Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement.  Net proceeds from the transactions after expenses and deposits were $38.6 million.  Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million, each pursuant to a memorandum of agreement.  Fairfax had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006.  Beekman had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006.  Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels.  The charters are classified as operating leases – see Note 11 "Commitments and Contingencies."  Proceeds from the sale were used to repay advances outstanding under the revolving credit facility. The bareboat charters allow the charterers to purchase the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1, $9.15 or $6.75 million, respectively.  The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. In connection with the a sale-leaseback, $5.5 million was retained by buyer/lessor as a deposit on the bareboat charters.

The deposits for vessel purchases represent deposits on vessels that we have contracted to purchase but that have not yet been delivered.  Deposits for vessel purchases consist of the following:

New	Former		Actual / Anticipated	September 30,	December 31,
Vessel Name	Vessel Name	Date of Deposit	Delivery Date	2007	2006

Nanticoke Belle	Blu Mistral	December 12, 2006	April 10, 2007 (actual)		$1,695,000
Yakima Princess	Yakima	May 11, 2007	October 12, 2007 (actual)	$2,900,000
Arapaho Belle	Elsa Oldendorff	July 10, 2007	November 2007	2,900,000
Savannah Belle	Atlantis Charm	August 17, 2007	November 2007	1,070,000
Oneida Princess	Gebe Oldendorff	September 17, 2007	December 2007–January 2008	3,200,000
			TOTAL	$10,070,000	$1,695,000

Note 6 — Advances to / from Affiliates

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

Note 7 — Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
Description	2007	2006
Voyage and vessel expenses	$17,275,752	$16,910,180
Payroll and related costs	2,991,010	3,479,675
Commissions	273,982	667,453
Cargo claims	174,999	245,999
Other expenses	86,326	226,044
Total	$20,802,069	$21,529,351

Note 8 — Financing

The Company's outstanding debt balances were as follows:
	Interest Rate at September 30, 2007	September 30, 2007	December 31, 2006
Bank of America - term credit facility,
expires July 30, 2010	6.61%	$55,491,071	$65,625,000

Bank of America - revolving credit facility,
expires July 30, 2010	6.4%-6.82%	55,374,533	54,814,033

The Royal Bank of Scotland credit
facility loan, expires March 23, 2010	7.00%	4,600,000	5,365,000

The Royal Bank of Scotland credit facility,
new vessel buildings, expires September 20, 2020	7.06%	35,000,000	-
Debt balance		$150,465,604	$125,804,033

    The repayment of debt over the next five years and thereafter is as follows:

2007 (October 1, 2007 through December 31, 2007)	$5,299,643
2008	21,198,571
2009	23,286,071
2010	75,701,319
2011	10,020,000
Thereafter	14,960,000
$150,465,604

Bank of America Credit Facility

On July 31, 2006, TBS, through its subsidiaries, entered into a $140.0 million credit facility (the "BA Credit Facility") with a syndicate of commercial lenders led by Bank of America.  The Credit Facility is composed of a $75.0 million term loan facility ("BA Term Credit Facility") and a $65.0 million revolving credit facility ("BA Revolving Credit Facility").

On July 31, 2006, the Company made a full drawdown on the BA Term Credit Facility of $75.0 million and an initial drawdown of $10.0 million on the BA Revolving Credit Facility to repay $80.9 million of outstanding principal and interest due on loans with the existing lenders and $5.2 million to cover costs associated with the refinancing.

On January 23, 2007, the Company added an additional $20.0 million under the existing $140 million syndicated credit facility.  The BA Revolving Credit Facility was increased by $15.0 million to $80.0 million, and we borrowed an additional $5.0 million under the BA Term Credit Facility.  In connection with the increase to the credit facility, the credit agreement dated July 31, 2006 was amended to include Exeter Shipping Corp. as a borrower and include the vessel Alabama Belle as additional collateral.

Payment of principal on the BA Term Credit Facility was originally due in 16 quarterly installments of $4.7 million beginning September 2006.  Quarterly payments under the BA Term Credit Facility were subsequently increased to $5.0 million beginning June 2007 due to the additional $5.0 million borrowed in January 2007.

The non-amortizing BA Revolving Credit Facility is due in July 2010.  Interest on the BA Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio.  The loan margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%.  The initial loan margin rate was 2.25% and became adjustable during the first quarter 2007.  The Company's consolidated leverage ratio at March 31, 2007, was below 1.5 to 1.0 and; accordingly, the loan margin decreased 50 basis points to 1.75% effective during the second quarter 2007.  The Company's consolidated leverage ratio at June 30, 2007, was below 1.0 to 1.0 and the loan margin decreased an additional 50 basis points to 1.25% effective during the third quarter 2007.  In connection with the Credit Facility, the Company incurred deferred financing costs of $3.5 million that are being amortized over the term of the Credit Facility.

In November 2006, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variable cash outflow exposure relating to interest payments on $56.25 million of its four-year BA Term Credit Facility.  The index rate on the LIBOR based loans is fixed at 5.09% through June 2009.  At September 30, 2007, the Company had a liability on its interest rate swap of approximately $353,000, which is included in "Other liabilities."  Accumulated loss on the interest rate swap agreement at September 30, 2007, was approximately $353,000, which is included in "Accumulated other comprehensive income."

The Credit Facility is collateralized primarily by 23 of our vessels with a net book value at September 30, 2007, of $ 243.3 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels.  Each subsidiary of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At September 30, 2007, and during the nine month period then ended, the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

The Company entered into a credit facility with The Royal Bank of Scotland (RBS Credit Facility) for $7.15 million in December 2004.  The Company drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle.  Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly.  Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown).  A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010.  The RBS Credit Facility is collateralized by a First Preferred Ship Mortgage on the vessel Wichita Belle and assignment of freight revenue and insurance.  The RBS Credit Facility requires that the Company maintain a monthly average of $1,500,000 on deposit with the bank.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland for a $150.0 million term loan credit facility (the "RBS NB Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.

The RBS NB Credit Facility consists of six $25.0 million term loans designated Loan A, Loan B, Loan C, Loan D, Loan E and Loan F, which are available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as the lenders may agree to.  Advances under the RBS NB Credit Facility will be drawn down in the following amounts, by the following subsidiaries upon the completion of the milestones noted below:

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

The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery.  The RBS NB Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and by Preferred Ship Mortgages on the new vessels, and assignment of freight revenue and insurance after delivery of the respective vessel.  TBS guarantees the obligations of the borrowing subsidiaries under the RBS NB Credit Facility.

Interest on the RBS NB Credit Facility is at LIBOR plus a loan margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a loan margin of 1.50% after the delivery advance is drawn down.  Interest is payable either monthly, quarterly or semi-annually depending on interest period selected by the Company.  Each of the loans made under the RBS NB Credit Facility is payable in 40 quarterly installments of $417,500 beginning three months after the drawdown of the delivery advance with a final payment of $8,300,000 due when the last quarterly payment is made.  If the scheduled delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS NB Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.  The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance, and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  TBS as Guarantor is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS NB Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made, or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio set forth in the loan agreement.  At September 30, 2007, and during the nine months then ended, the Company was in compliance with all covenants. In connection with the Credit Facility, the Company incurred deferred financing costs of $2.0 million that are being capitalized as part of the costs of the construction of the vessels.

In April 2007, the Company entered into three interest rate swap transactions, effectively converting the notional amount of $50.0 million of current and future borrowings under The Royal Bank of Scotland credit facility from a floating to a fixed-rate. Exclusive of the applicable loan margin, the Company will pay interest based on a fixed LIBOR rate of 5.24% on the notional amount of $30.0 million of debt commencing June 29, 2007, through December 29, 2019.  Under the second interest rate swap transaction the interest rate, exclusive of the applicable loan margin, is 4.83% on the notional amount of $20.0 million of debt. The second swap transaction commences on June 29, 2008, upon the draw down of additional advances under the credit facility and ends on December 29, 2014. After the expiration of the second swap transaction, on December 29, 2014, the third swap transaction commences and continues through December 29, 2019. The third swap transaction also fixes the interest rate at 4.83% on the notional amount of $20.0 million of debt; however, this swap transaction is callable at the bank’s option at anytime during the term of the agreement. Accordingly, changes to the value of the third swap contract do not qualify for hedge accounting treatment and are reflected in the consolidated statement of income.  At September 30, 2007, the Company had a liability on its interest rate swap contract with The Royal Bank of Scotland of approximately $517,000, which is included in "Other liabilities."  Accumulated losses on the first and second interest rate swap agreements at September 30, 2007, were approximately $85,000, which are included in "Accumulated other comprehensive income."  A loss of approximately $432,000 was recognized on the third interest rate swap agreement, which is included in interest expense.

    Concurrent with the TBS's subsidiaries entering into the RBS NB Credit Facility, the borrowing subsidiaries entered into an agreement (the "Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the Shipbuilding Contracts.  Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contract.  The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million.  The Guarantee Facility for each borrower subsidiary expires twelve months after the anticipated delivery date of the respective vessel.  TBS guarantees the obligations of the borrower subsidiary under the Guarantee Facility.

Note 9 — Equity Transactions

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

At September 30, 2007, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 10 — Earnings Per Share

In accordance with FASB Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)
Numerators:
Net income	$27,004,026	$9,774,844	$63,094,783	$24,706,068

Denominators:
Basic-weighted average common shares outstanding	28,044,310	28,013,310	28,024,295	27,993,968

Restricted stock issued to employees and directors	37,368	75,000	35,250	94,342

Diluted-weighted average common shares and potential common shares outstanding	28,081,678	28,088,310	28,059,545	28,088,310

Income per common share:
Basic	$0.96	$0.35	$2.25	$0.88

Diluted	$0.96	$0.35	$2.25	$0.88

At September 30, 2007 and 2006, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three and nine months ended September 30, 2007 and 2006, because they are issuable for nominal consideration upon exercise of the warrants.

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

The Company, through its subsidiary Roymar, leases office space under an operating lease expiring October 31, 2007.  In October 2007, the Company renewed its lease under its first of two one-year renewal options, though October 31, 2008, at a monthly rent of $25,058.  The lease requires us to pay additional rent for real estate tax escalations.

As of September 30, 2007, the Company had two vessels and two office facilities under operating leases with initial or remaining lease terms exceeding one-year. The future minimum commitments are as follows:

		Office
At September 30,	Vessel Hire	Premises	Total
2007 (October 1, 2007 through December 31, 2007)	$1,911,000	$134,000	$2,045,000
2008	7,665,000	491,000	8,156,000
2009	7,910,000		7,910,000
2010	5,951,000		5,951,000
2011	5,351,000		5,351,000
Thereafter	11,157,000		11,157,000
	$39,945,000	$625,000	$40,570,000

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

Purchase Obligations –Vessels

At September 30, 2007, the Company had outstanding obligations to purchase four vessels for a total of $90.6 million.  The Company paid $26.1 million upon taking delivery of the vessel Yakima Princess, formerly the Yakima, on October 12, 2007.  The balance of the purchase obligations will be paid as the remaining three vessels are delivered, which is anticipated to occur during the fourth quarter of 2007 or the first quarter of 2008.  Also at September 30, 2007, the Company had purchase obligations totaling $158.3 million in connection with its new vessel building program.  The obligations will become payable as the shipyard meets several milestones through June 2010.

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

The Company transports cargo throughout the world, including the U.S.  The amount of voyage revenue generated in countries other than the U.S. was $65.6 million and $42.1 million for the  three months ended September 30, 2007 and 2006, respectively, and $168.5 million and $123.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Revenue was generated in the following principal foreign geographic areas:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Country	2007	2006	2007	2006
Brazil	$17,620,748	$9,949,259	$51,579,578	$36,925,242
Japan	10,377,499	9,369,314	27,527,187	24,108,834
China	7,423,482	6,332,335	16,970,390	12,616,701
Peru	7,148,928	3,716,649	21,540,280	11,300,851
United Arab Emirates	5,318,407	3,340,415	17,380,229	5,142,747
Chile	3,480,506	3,593,160	7,762,452	12,157,796
Korea	948,182	1,676,668	4,390,843	5,157,140
Venezuela	83,000	1,837,872	3,283,029	6,914,240
Others	13,159,120	2,244,287	18,087,098	9,075,135
Total	$65,559,872	$42,059,959	$168,521,086	$123,398,686

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenue and total voyage revenue by country is revenue from the United States.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 7.2% and 10.4% of charter hire receivables at September 30, 2007, and December 31, 2006, respectively.  The same customer accounted for 13.2% and 16.0% of voyage and time charter revenue for the three months ended September 30, 2007 and 2006, respectively, and 15.8% and 15.3% of voyage and time charter revenue for the nine months ended  September 30, 2007 and 2006, respectively.

Note 13 — Subsequent Events

On October 12, 2007, we accepted delivery of the handymax bulk carrier Yakima Princess, formerly the Yakima for a cost of $29.0 million.

On October 30, 2007, we entered into Memorandum of Agreements ("MOA") to purchase en bloc the vessel  Diasozousa (to be renamed Mohave Maiden) for $26.0 million and the vessel Ypermachos (to be renamed Zuni Princess) for $26.0 million.  A deposit of $5.2 million was made on November 2, 2007.

On November 1, 2007, the Company signed a commitment with lenders for a $40.0 million credit facility to finance the purchase of the Arapaho Belle (formerly the Elsa Oldendorff) and the Oneida Princess (formerly the Gebe Oldendorff).

 On November 7, 2007, we entered into an MOA to purchase the vessel African Sanderling (to be renamed Hopi Princess) for $18.4 million.

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

Recent Developments

On October 12, 2007, we accepted delivery of the handymax bulk carrier Yakima Princess, formerly the Yakima for a cost of $29.0 million.

On October 30, 2007, we entered into Memorandum of Agreements ("MOA") to purchase en bloc the vessel  Diasozousa (to be renamed Mohave Maiden) for $26.0 million and the vessel Ypermachos (to be renamed Zuni Princess) for $26.0 million.  A deposit of $5.2 million was made on November 2, 2007.

On November 1, 2007, the Company signed a commitment with lenders for a $40.0 million credit facility to finance the purchase of the Arapaho Belle (formerly the Elsa Oldendorff) and the Oneida Princess (formerly the Gebe Oldendorff).

 On November 7, 2007, we entered into an MOA to purchase the vessel African Sanderling (to be renamed Hopi Princess) for $18.4 million.

General

The following is a discussion of our financial condition at September 30, 2007, and December 31, 2006, and our results of operations comparing the three and nine months ended September 30, 2007, with the three and nine months ended September 30, 2006.  You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. We offer our services globally in more than 15 countries to over 300 customers through a network of affiliated service companies.

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

In the last three years, our fleet has grown from 12 to 33 vessels.  These vessels must be drydocked two times every five years, to coincide with special survey cycles.  Thus, our controlled fleet of 33 vessels at September 30, 2007, would result in 66 drydockings over five years or an average of 13 vessels per year or approximately three to four vessels per quarter.

During the three and nine months ended September 30, 2007, five and 17 vessels, respectively, entered into drydocking.  During the three and nine months ended September 30, 2007, there  were 261 and 823 drydock days, respectively. Total capitalized drydocking costs for three and nine months ended September 30, 2007, were approximately $8.3 million and $18.4 million, respectively.  We expect the capitalized costs of the three vessels that will be drydocked during the remainder of 2007 to be approximately $2.6 million.  Because of the higher number of vessels in drydock and the increased duration of drydocking, we estimate that during the three and nine months ended September 30, 2007, we incurred additional incremental charter-in cost of approximately $3.8 million and $10.3 million, respectively.  The impact on revenues due to the 2007 quarterly drydockings was largely offset due to efficient operational planning and a strong shipping market. We are unable to estimate at this time any potential impact on future earnings attributable to the higher than normal drydocking schedule for the remainder of 2007 because the effect on future earnings is dependent on future market conditions, including shipyard congestion, charter rates and cargo opportunities, as well as future vessel positions.

Our anticipated drydocking schedule for the last quarter of 2007 is as follows:

•
Approximately 60 drydock days relating to vessels that began their drydock during the first nine months of 2007 along with approximately 110 drydock days relating to three vessels, including one vessel that is scheduled for delivery during the quarter, which will begin their drydocking during the fourth quarter.  We estimate that 940 metric tons of steel will be required for two vessels excluding the vessel scheduled for delivery during the fourth quarter.  In addition we anticipate one vessel will require an additional 10 drydock days that will extend into the first quarter of 2008.

Components of revenue and expense

Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We generally employ our vessels under time or voyage charters.  All revenue and expenses under both voyage and time charters are recognized on a gross basis.  With time charters, we receive a fixed charter hire per on-hire day, which is recorded over the term of the charter as service is provided. Revenue from time charters in progress at period-end is calculated using the daily charter hire rate multiplied by the number of voyage days on-hire through period end. The charterer is responsible for and pays directly most voyage expenses, such as fuel, port, and other cargo costs related to the time charter. We are responsible for other non-specified voyage expenses, such as commissions, which are expensed as incurred.

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions. Under a voyage charter the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days.  Probable losses on voyages are provided for in full at the time such losses can be estimated. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses such as crew costs, insurance, stores and lubricants, and repairs and maintenance for both voyage and time charters are expensed as incurred.

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

Vessel expenses are vessel operating expenses, that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets).  These costs are paid by our subsidiaries.

Depreciation and amortization expense is mostly comprised of depreciation and amortization of our vessels.  We estimate that our vessels have useful lives of 30 years.  We depreciate the cost of each of our vessels, less their estimated residual values, on a straight-line basis over the period we place the vessels into service and the 30th anniversary of the dates on which the vessels were originally constructed and delivered by the shipyard.

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

Results of Operations

Effective January 1, 2006, our drydocking expense and surveys are being accounted for using the deferral method.  Accordingly, vessel expense and depreciation and amortization for the three and nine months ended September 30, 2006, has been retrospectively adjusted for the change in the method of accounting for drydocking costs.  See Note 2 “Change in Accounting Method for Drydocking Costs" to our consolidated financial statements.

Comparison of the three months ended September 30, 2007 and September 30, 2006

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$71,699	77.6	$47,880	73.2	23,819	49.7
Time charter revenue	20,558	22.2	16,915	25.9	3,643	21.5
Other revenue	140	0.2	607	0.9	(467)	(76.9)
Total revenue	92,397	100.0	65,402	100.0	26,995	41.3

Voyage expense	23,768	25.7	21,857	33.4	1,911	8.7
Vessel expense	22,192	24.1	15,354	23.5	6,838	44.5
Depreciation and amortization	9,032	9.8	7,621	11.8	1,411	18.5
General and administrative	7,960	8.6	6,883	10.5	1,077	15.6
Loss from sale of vessel			(2,180)	(3.3)	2,180
Total operating expenses	62,952	68.2	49,535	75.9	13,417	27.1
Income from operations	29,445	31.8	15,867	24.1	13,578	85.6
Other (expenses) and income
Interest expense	(2,603)	(2.8)	(2,738)	(4.2)	135	(4.9)

Loss on extinguishment of debt			(3,552)		3,552
Other income (expense)	162	0.2	198	0.3	(36)	(18.2)
Net income	$27,004	29.2	$9,775	20.2	$17,229	176.3

Voyage revenue

The increase in our voyage revenue for the three months ended September 30, 2007, as compared to the comparable period in 2006, was primarily due to an increase in average freight rates (excluding aggregates).  To a lesser degree an increase in revenue tons carried accounted for the remaining increase in our voyage revenue for the three months ended September 30, 2007, as compared to the comparable period in 2006.  As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates, and tons carried.

Average freight rates for the three months ended September 30, 2007, as compared to the same period in 2006, increased $0.91 per ton, or 2.2%, to $43.16 per ton from $42.25 per ton.  The slight increase in average freight rates is due to the increase in high-volume, low-freighted aggregates bulk cargo that we handled in 2007 as compared to 2006.  Excluding this type of bulk cargo the average freight rates increased $12.88 per ton or 22.5% to $70.06 per ton as compared to $57.18 per ton for the same period in 2006.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs also are  lower resulting in comparable daily time charter equivalent rates.

Revenue tons carried increased 528,113 tons or 46.6 % to 1,661,261 tons for the three months ended September 30, 2007, from 1,133,148 tons for the same period in 2006.  The increase in revenue tons carried is principally due to the 359,648 revenue ton increase in aggregate bulk cargo carried. For the three months ended September 30, 2007 and 2006 aggregate bulk cargo made up 43.0% and 31.2%, respectively, of total cargo carried.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	23	22	1	4.5%
Freight voyage days (2)	2,157	1,984	173	8.7%
Days on hire (3)	2,169	2,083	86	4.1%
Freight Rates (4)
For all cargoes	$43.16	$42.25	$0.91	2.2%
Excluding aggregates	$70.06	$57.18	$12.88	22.5%
Daily time charter equivalent rates (5)	$21,525	$12,601	$8,924	70.8%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
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

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$24,084	33.6	$16,121	33.7	$7,963	49.4
Agricultural products	12,788	17.7	5,686	11.9	7,102	124.9
Other bulk cargo	11,231	15.7	5,591	11.7	5,640	100.9
Metal concentrates	9,507	13.3	6,757	14.1	2,750	40.7
Fertilizers	5,162	7.2	1,994	4.2	3,168	158.9
Rolling stock	3,159	4.4	2,889	6.0	270	9.3
General cargo	2,274	3.2	2,580	5.4	(306)	(11.9)
Automotive products	1,413	2.0	999	2.1	414	41.4
Other	1,810	2.5	1,508	3.1	302	20.0
Project cargo	271	0.4	3,755	7.8	(3,484)	(92.8)
Total voyage revenue	$71,699	100.0	$47,880	100.0	$23,819	49.7

For the three months ended  September  30, 2007, and 2006, we had contracts of affreightment under which we carried approximately 1,068,103 and 659,000 revenue tons and generated $21.8 million and $18.4 million of voyage revenue, respectively.

Time charter revenue

Time charter revenue increased 21.9% to $20.6 million for the three months ended September 30, 2007, from $16.9 million for the comparable period in 2006.  As mentioned above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Time charter revenue increased because of an increase in the average charter hire rate, which increased $10,345 per day to $25,474 per day for the three months ended September 30, 2007, from $15,129 per day for the comparable period in 2006.  The increase in the average charter hire rate per day is primarily due to the upward trend in the overall worldwide shipping spot market rates.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 311 days to 807 days for the three months ended September 30, 2007, as compared to 1,118 days for the same period in 2006.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the three months ended September 30, 2007 and 2006 are as follows:

	Three months Ended September 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	9	12	(3)	-25.0%
Time Charter days (2)	807	1,118	(311)	-27.8%
Daily charter hire rates (3)	$25,474	$15,129	$10,345	68.4%
Daily time charter equivalent rates (4)	$23,833	$13,989	$9,844	70.4%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

Voyage expense

Voyage expense consists of costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring, and miscellaneous voyage expense.  The following table shows the change in the number of voyage days for the three months ended  September  30, 2007, as compared to the same period in 2006:

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)
Freight voyage days	2,157	1,984	173	8.7%
Time charter out days	807	1,118	(311)	-27.8%
Total voyage days	2,964	3,102	(138)	-4.4%

Total voyage days decreased primarily due to vessels being drydocked for 233 more days during the three months ended September 30, 2007 as compared to the same period in 2006.  The drydock related decrease in total voyage days was offset by an increase of 95 days resulting from the increase in our average vessel fleet size, which netted to a decrease in total voyage days of 138 days.  For the three months ended September 30, 2007, the average number of vessels in our fleet increased to an average of 36 vessels from an average of 35 for the same period in 2006.

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2006 Expense	As a % of Revenue
Fuel expense	$10,689	45.0	11.5	$10,264	47.0	15.6	$425	4.1	(4.1)
Commission expense	3,971	16.7	4.3	2,852	13.0	4.4	1,119	39.2	(0.1)
Port call expense	4,732	19.9	5.1	3,861	17.7	5.9	871	22.6	(0.8)
Stevedore and other
cargo-related expense	2,728	11.5	3.0	2,934	13.4	4.5	(206)	(7.0)	(1.5)
Miscellaneous voyage
expense	1,648	6.9	1.8	1,946	8.9	3.0	(298)	(15.3)	(1.2)
Voyage expense	$23,768	100.0	25.7	$21,857	100.0	33.4	$1,911	8.7	(7.7)

Voyage expense increased 8.7% for the three months ended September 30, 2007, as compared to the same period in 2006 because of an increase in fuel expenses, port call expenses and commission expense,which increased due to the increase in revenue.

The 4.1% increase in fuel expense is primarily due to an increase in fuel consumption, which increased to 25,719 metric tons (“MT”) for the three months ended September 30, 2007, from 24,523 MT’s for the same period in 2006.  The average cost of fuel partially offset the increase in fuel expenses caused by our increase in consumption.  Average price per MT of fuel decreased to $416 per MT for the three months ended September 30, 2007, from $419 per MT for the same period in 2006.

The 39.2% increase in commission expense for the three months ended September 30, 2007, as compared to the same period in 2006 is consistent with the increase in revenue for three months ended September 30, 2007, as compared to 2006.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon during the period. The 22.6% increase in port call expense for  the three months ended September 30, 2007, as compared to the same period in 2006 was principally due to our vessels calling on  higher cost  ports in 2007 as compared to 2006.

The 7.0% decrease in stevedore and other cargo-related expenses for the three months ended September 30, 2007, was due to reduced stevedoring expenses, which  resulted from an increase in revenue relating to cargo booked under partial or full “free-in free-out terms”. Cargo that is booked under “free-in free-out” terms are shipments that the customer pays all or part of the costs of loading and discharging.

Voyage expense as a percentage of revenue decreased by 7.7%.  Voyage expense as a percentage of revenue was 25.7% of revenue for the three months ended September 30, 2007, as compared to 33.4% of revenue for the comparable period in 2006, principally due to decreases as a percentage of revenue in fuel expenses and stevedore, and other cargo related expense.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$14,229	64.1	$11,816	77.0	$2,413	20.4
Chartered-in vessel expense	6,235	28.1	3,518	22.9	2,717	77.0
Controlled vessel expense	1,728	7.8	-	-	1,728	-
Space charter expense	-	-	20	0.1	(20)	(100.0)
Vessel expense	$22,192	100.0	$15,354	100.0	$6,838	44.5

Vessel expense for the three months ended September 30, 2007, as compared to the same period in 2006, increased $6.8 million.   The 44.5% increase in vessel expense for the three months ended September 30, 2007, as compared to the same period in 2006 was primarily due to an increase in chartered-in vessel and owned vessel expenses.  Vessel expense as a percentage of revenue was 24.1% and 23.5% for the three months ended September 30, 2007 and 2006, respectively.

The 20.4% increase in owned vessel expense was principally due to increases in the cost of lubes and insurance expense for the three months ended September 30, 2007, as compared to the same period in 2006.  Owned vessel days increased 95 days to 3,036 days for the three months ended September 30, 2007, as compared to 2,941 days for the same period in 2006.  This translated to an increase in the average number of vessels in our owned/controlled fleet to 33 vessels for the three months ended September 30, 2007, as compared to 32 vessels in the same period in 2006.

Chartered-in vessel expense consists of charter hire–in costs for vessels under charter agreements that do not have a purchase option.  The $2.7 million increase in chartered-in vessel expense for the three months ended September 30, 2007, as compared to the same period in 2006, was due to an increase in the average charter-in rate per day, which increased $10,489 per day to $24,074 per day for the three months ended September 30, 2007, from $13,585 per day for the same period in 2006. The number of chartered vessel days remained unchanged at 259 days for the three months ended September 30, 2007 and 2006.

Controlled vessel expense consists of charter hire–in costs for vessels under charter agreements that contain a purchase option.  During the three months ended September 30, 2007, we incurred charter hire in expense of $1.7 million under two bareboat charters for the Laguna Belle and Seminole Princess.  Both charters were entered into in January 2007 as part of a sale/leaseback transaction.

Depreciation and amortization

The $1.4 million increase in depreciation and amortization expense was due to the growth of our controlled fleet and additional depreciation and amortization expense on vessel capital improvements made after June 30, 2007.

General and administrative expense

General and administrative expense increased $1.1 million for the three months ended September 30, 2007, as compared to the same period in 2006.  The increase in general and administrative expenses for the three months ended September 30, 2007, as compared to the same period in 2006 was principally due to a $1.7 million increase in salary and related costs, a $0.3 million increase in other and miscellaneous expenses offset by a decrease in professional fees of $0.9 million.

Income from operations

The $13.6 million increase in income from operations for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, was mainly attributable to an increase in revenue, partially offset by an increase in vessel expense, depreciation and general and administrative expense.  For the same reasons, our operating margin increased to 31.8% for the three months ended September 30, 2007, from 24.1% for the same period in 2006.

Interest expense

Interest expense for the three months ended September 30, 2007, as compared to the same period in 2006 decreased $0.1 million due to lower average debt levels and a decrease in the loan margin rate on our loan facility with the Bank of America.

Loss on extinguishment of debt

The loss on extinguishment of debt in the 2006 period was due to the costs incurred in connection with our debt refinancing completed on July 31, 2006.  It includes approximately $2.2 million paid in early repayment fees and $1.3 million in write-offs of unamortized debt finance costs.

Comparison of the nine months ended September 30, 2007 and September 30, 2006

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$185,087	77.0	$141,008	74.9	44,079	31.3
Time charter revenue	54,748	22.8	45,911	24.4	8,837	19.2
Other revenue	614	0.2	1,232	0.7	(618)	(50.2)
Total revenue	240,449	100.0	188,151	100.0	52,298	27.8

Voyage expense	63,548	26.4	63,765	33.9	(217)	(0.3)
Vessel expense	62,690	26.1	49,723	26.4	12,967	26.1
Depreciation and amortization	25,869	10.8	21,785	11.6	4,084	18.7
General and administrative	22,804	9.5	19,250	10.2	3,554	18.5
Loss (gain) on sale of vessel	814	0.3	(2,180)	(1.2)	2,994
Total operating expenses	175,725	73.1	152,343	80.9	23,382	15.3
Income from operations	64,724	26.9	35,808	19.1	28,916	80.8
Other (expenses) and income
Interest expense	(7,772)	(3.2)	(8,351)	(4.4)	579	(6.9)
Loss on extinguishment of debt	-	-	(3,552)	(1.9)	3,552	(100.0)
Gain on sale and insurance
recovery of vessel	6,034	2.5	-	-	6,034
Other income	109	-	801	0.4	(692)	(86.4)
Net income	$63,095	26.2	$24,706	13.2	$38,389	155.4

Voyage revenue

The increase in our voyage revenue for the nine months ended September 30, 2007, as compared to the comparable period in 2006 was primarily due to an increase in revenue tons carried, partially offset by a decrease in freight rates.  As mentioned in components of revenue and expense above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates, and tons carried.

Revenue tons carried for the nine months ended September 30, 2007, increased 1,587,037 tons, or 49.6%, to 4,783,893 tons from 3,196,856 tons for the same period in 2006.  The increase in revenue tons carried is principally due to the 1,517,094 ton increase in aggregates bulk cargo carried. For the nine months ended September 30, 2007 and 2006 aggregate bulk cargo made up 45.7% and 21.0%, respectively, of total cargo carried.

Average freight rates for the nine months ended September 30, 2007, as compared to the comparable period in 2006, decreased $5.42 per ton, or 12.3%, to $38.69 per ton from $44.11 per ton for the same period of 2006.  To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  During the first nine months of 2007 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo.  Excluding this type of bulk cargo, of which we carried 2,187,893 tons and 670,799 tons for the nine months ended September 30, 2007 and 2006, respectively, average freight rates were $64.60 per ton and $53.13 per ton for the nine months ended September 30, 2007 and 2006, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine months ended September 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	22	22	-	-
Freight voyage days (2)	6,064	5,881	183	3.1%
Days on hire (3)	6,124	6,408	(284)	(4.4)%
Freight Rates (4)
For all cargoes	$38.69	$44.11	$(5.42)	(12.3)%
Excluding aggregates	$64.60	$53.13	$11.47	21.6%
Daily time charter equivalent rates (5)	$19,452	$12,269	$7,183	58.5%

(1)	Weighted average number of vessels in the fleet, not including off-hire days and not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Not including vessels chartered out.
(4)	Weighted average freight rates measured in dollars per ton.
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

The following table shows revenues attributed to our principal cargoes:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$60,936	32.9	$51,043	36.2	$9,893	19.4
Agricultural products	34,807	18.8	19,182	13.6	15,625	81.5
Fertilizers	31,060	16.8	18,636	13.2	12,424	66.7
Metal concentrates	25,983	14.1	20,192	14.3	5,791	28.7
Rolling stock	8,909	4.8	7,263	5.1	1,646	22.7
General cargo	9,596	5.2	4,465	3.2	5,131	114.9
Other	4,660	2.5	5,723	4.1	(1,063)	(18.6)
Automotive products	3,386	1.8	3,189	2.3	197	6.2
Other bulk cargo	3,682	2.0	3,038	2.1	644	21.2
Project cargo	2,068	1.1	8,277	5.9	(6,209)	(75.0)
Total voyage revenue	$185,087	100.0	$141,008	100.0	$44,079	31.3

For the nine months ended September 30, 2007, and 2006, we had contracts of affreightment under which we carried approximately 3,095,627 and 1,504,000 revenue tons and generated $61.8 million and $49.2 million of voyage revenue, respectively.

Time charter revenue

Time charter revenue increased 19.2% to $54.7 million for the nine months ended September 30, 2007, from $45.9 million for the comparable period in 2006.  As mentioned in components of revenue and expense, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The increase in time charter revenue was due to a rise in the average charter hire rate, which increased $6,741 per day or 48.2% to $20,738 for the nine months ended September 30, 2007, from $13,997 for the comparable period in 2006.  This increase is primarily due to the current strength in the overall worldwide shipping markets.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in charter-out vessel days, which decreased 640 days or 19.5% to 2,640 days for the nine months ended September 30, 2007, from 3,280 days for the same period in 2006.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine months Ended September 30,
	2007	2006	Increase (Decrease)
Number of vessels (1)	10	12	(2)	-16.7%
Time Charter days (2)	2,640	3,280	(640)	-19.5%
Daily charter hire rates (3)	$20,738	$13,997	$6,741	48.2%
Daily time charter equivalent rates (4)	$19,267	$12,891	$6,376	49.5%
_________

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of freight voyage days is a significant determinant of fuel costs, voyage expense and commissions.  The following table shows the change in the number and composition of voyage days for the nine months ended September 30, 2007, as compared to the same period in 2006.

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)
Freight voyage days	6,064	5,881	183	3.1%
Time charter out days	2,640	3,280	(640)	-19.5%
Total voyage days	8,704	9,161	(457)	-5.0%

Total voyage days decreased primarily due to vessels being drydocked for 669 more days during the nine months ended September 30, 2007, as compared to same period in 2006.  The decrease in total voyage days was partially offset by an increase of 212 days resulting from the increase in our average vessel fleet size, which netted to a decrease in total voyage days of 457 days.  For the nine months ended September 30, 2007, the average number of vessels in our fleet increased to 36 vessels from 35 for the same period in 2006.

The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue
Fuel expense	$27,623	43.5	11.5	$28,457	44.6	15.1	$(834)	(2.9)	(3.6)
Commission expense	10,024	15.8	4.2	7,733	12.1	4.1	2,291	29.6	0.1
Port call expense	12,331	19.4	5.1	12,923	20.3	6.9	(592)	(4.6)	(1.8)
Stevedore and other
cargo-related expense	7,829	12.3	3.2	8,904	14.0	4.7	(1,075)	(12.1)	(1.5)
Miscellaneous voyage
expense	5,741	9.0	2.4	5,748	9.0	3.1	(7)	(0.1)	(0.7)
Voyage expense	$63,548	100.0	26.4	$63,765	100.0	33.9	$(217)	(0.3)	(7.5)

Voyage expense decreased 0.3% for the nine months ended September 30, 2007, as compared to the same period in 2006.  The decrease in voyage expenses is primarily attributable to a decrease in fuel expense and stevedore and other cargo related expense.

The 2.9% decrease in fuel expense was principally due to a decrease in consumption during the nine months ended September 30, 2007, as compared to the same period in 2006.  For the nine months ended September 30, 2007, consumption decreased to 73,001 MT from 76,200 MT for the same period in 2006. Average price per metric ton (“MT”) of fuel increased to $378 per MT from $373 per MT for the nine months ended September 30, 2007 and 2006, respectively.

The 29.6% increase in commission expense for the nine months ended September 30, 2007, as compared to the same period in 2006 is consistent with the increase in revenue for the nine months ended September 30, 2007, as compared to 2006.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The 4.6% decrease in port call expense was primarily due to our vessels calling on more lower cost ports during the nine months ended September 30, 2007, as compared to the same period in 2006.

The 12.1% decrease in stevedore and other cargo-related expenses for the nine months ended September 30, 2007, resulted from an increase in revenue relating to cargo booked under partial or full “free-in free-out terms”. Cargo booked under “free-in free-out” terms are shipments that the customer pays all or part of the costs of loading and discharging.  The change in the mix of revenue booked under different shipping terms resulted in cargo expenses for discharge ports decreasing $1.8 million.  This decrease was offset by an increase in cargo expense for load ports increasing $0.7 million.

Voyage expense as a percentage of revenue decreased 7.5% to 26.4% of revenue for the nine months ended September 30, 2007, compared to 33.9% of revenue for the comparable period in 2006, principally due to decreases in fuel expenses and stevedore, and other cargo related expense.

 Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we control.  The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006		Increase (Decrease)
			(As Adjusted)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Per- centage
Owned vessel expense	$40,492	64.6	$33,422	67.2	$7,070	21.2
Chartered-in vessel expense	17,671	28.2	14,497	29.2	3,174	21.9
Controlled vessel expense	4,403	7.0	-	-	4,403	-
Space charter expense	124	0.2	1,804	3.6	(1,680)	(93.1)
Vessel expense	$62,690	100.0	$49,723	100.0	$12,967	26.1

The 21.2% increase in owned vessel expense was principally due to increases in the cost of lubes and maintenance and repairs for the nine months ended September 30, 2007, as compared to the same period in 2006.  Owned vessel days increased 493 days to 9,105 days for the nine months ended September 30, 2007, from 8,612 days for the same period in 2006.  This translated to an increase in the average number of vessels in our owned/controlled fleet to 33 vessels for the three months ended September 30, 2007, as compared to 32 vessels in the same period in 2006.

Chartered-in vessel expense consists of charter hire–in costs for vessels under charter agreements that do not have a purchase option.  The 21.9 % or $3.2 million increase in chartered-in vessel expense for the nine months ended September 30, 2007, as compared to the same period in 2006, was due to an increase in the average charter-in rate per day.  Average daily charter-in rates increased $10,637 per day, or 71.4%, to $25,536 per day for the nine months ended September 30, 2007, from $14,899 per day for the same period in 2006.  Chartered-in vessel days decreased by 281 vessel days to 692 days for the nine months ended September 30, 2007 as compared to 973 days for the same period in 2006 as our demand for chartered-in vessels decreased because of the increase in our controlled fleet.

Controlled vessel expense consists of charter hire–in costs for vessels under charter agreements that contain a purchase option.  During the nine months ended September 30, 2007, we incurred charter hire in costs of $4.4 million under two separate bareboat charters for the Laguna Belle and Seminole Princess.  Both charters  were part of a sale/leaseback transaction that we entered into in January 2007.

Space charter expense is the cost paid to place cargo that we are committed to ship on vessels other than those that we control.  The decrease of $1.7 million in space charter expense for the nine months ended September 30, 2007, as compared to the same period in 2006 was due to the increased frequency of the TBS Pacific Liner Ltd. eastbound and westbound services that decreased the need to space charter vessels.

Depreciation and amortization

The $4.1 million increase in depreciation and amortization expense was mainly due to the growth of our controlled fleet, which increased to an average of 33 vessels for the nine months ended September 30, 2007, from an average of 32 vessels for the same period in 2006 and additional depreciation and amortization expense on vessel capital improvements incurred to ensure the operating efficiency of the vessels through their remaining useful life.

General and administrative expense

The $3.6 million increase in general and administrative expense for the nine months ended September 30, 2007, as compared to the same period in 2006 was primarily due to an increase of $3.5 million in salary and related expenses.  Salary and related expenses increased as our two service companies added additional staff to manage the current and  anticipated growth of our fleet.

Income from operations

The $28.9 million increase in income from operations for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was mainly attributable to an increase in voyage revenue and a decrease in voyage expense, specifically fuel costs and port call expense, partially offset by an increase in vessel expense, depreciation, and general and administrative expense.  For the same reasons, our operating margin increased to 26.9% for the nine months ended September 30, 2007 from 19.1% for the same period in 2006.

Interest expense

Interest expense for the nine months ended September 30, 2007, as compared to the same period in 2006 decreased $0.6 million due to lower average debt levels and a decrease in the loan margin rate on our loan facility with the Bank of America.

Loss on extinguishment of debt

The loss on extinguishment of debt in 2006 was due to the costs incurred in connection with our debt refinancing completed on July 31, 2006.  It includes the $2.2 million paid in early repayment fees and the $1.3 million in write-offs of unamortized debt finance costs

Gain on sale and insurance recovery of vessel

For the nine months ended September 30, 2007, we had a gain on the sale and inurance recovery  of the Huron Maiden.  The vessel was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia on March 9, 2007.  On April 4, 2007, the vessel was declared a constructive total loss.  Accordingly, we received a net amount of $8.0 million from our Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million.  We retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007, for $2.8 million.  After expenses in connection with the accident and the sale of the vessel of approximately $1.2 million, the Company realized a gain on the casualty and sale of the vessel of approximately $6.0 million.

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at September 30, 2007 and December 31, 2006 was $25.4 million ($25.0 million net of allowance for doubtful accounts) and $25.8 million ($25.4 million net of allowance for doubtful accounts), respectively.

In accordance with our reserve policy, we reserve for a percentage of outstanding receivables, usually between 2% and 3%, based on prior years' experience.  Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional reserves for those balances.  At September 30, 2007, and December 31, 2006, our general reserve totaled $0.5 million and $0.4 million, respectively, with no additional reserves.

Other Commitments

Our contractual obligations as of September 30, 2007 are shown in the following table (thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$150,465	$21,199	$101,782	$20,040	$7,444
Capital lease obligations	21,443	6,388	15,055
Operating Lease obligations (2)	42,708	11,284	13,519	10,746	7,159
Other Purchase obligations (3) (4) (5)	248,730	140,230	108,500
Total contractual cash obligations	$463,346	$179,101	$238,856	$30,786	$14,603

(1)
As of September 30, 2007, we had $150.5 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, comprised of: $55.5 million under the $80.0 million term loan with Bank of America, $4.6 million under the $7.2 million credit facility with The Royal Bank of Scotland, $55.4 million under the $80.0 million revolving credit facility with Bank of America, and $35.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.  The above schedule does not reflect the expected future advances of $115.0 million under the $150.0 million credit facility with The Royal Bank of Scotland.

(2)	Operating lease obligations includes obligations under separate seven-year bareboat charters for the Seminole Princess and Laguna Belle

(3)	We entered into agreements to acquire the following vessels as of September 30, 2007 (thousand):

New Vessel Name	Former Vessel Name	Deposit Date	Anticipated Delivery Date	Purchase Price	Deposits 2007	Purchase Obligations due less than one year
Yakima Princess	Yakima	May 11, 2007	October 12, 2007 (actual)	$29,000	$2,900	$26,100
Arapaho Belle	Elsa Oldendorff	July 10, 2007	November 2007	29,000	2,900	26,100
Savannah Belle	Atlantis Charm	August 17, 2007	November 2007	10,700	1,070	9,630
Oneida Princess	Gebe Oldendorff	September 17, 2007	December 2007-January 2008	32,000	3,200	28,800
				$100,700	$10,070	$90,630

(4)	We had outstanding purchase obligations at September 30, 2007, to build and purchase six new vessels as follows (thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years	3-5 years
Argyle Maritime Corp.	NYHS200720	$21,400	$14,000	$7,400
Caton Maritime Corp.	NYHS200721	28,400	14,000	14,400
Dorchester Maritime Corp.	NYHS200722	28,400	7,000	21,400
Longwoods Maritime Corp.	NYHS200723	21,400		21,400
McHenry Maritime Corp.	NYHS200724	28,400	7,000	21,400
Sunswyck Maritime Corp.	NYHS200725	28,400	7,000	21,400
	Total	$156,400	$49,000	$107,400

Approximately $115.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the new building program.

(5)
In connection with the new building program, we entered into a contract for the supervision and inspection of vessels under construction.  As of September 30, 2007, commitments under the contract were $1.7 million, with $0.6 million due within one year and $1.1 million due between one and three years.

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

At September 30, 2007, we had positive working capital of $37.9 million.  Working capital is not an indicative financial metric of our liquidity, as the level of our working capital will vary from quarter to quarter based on the timing of vessel acquisitions and the timing of borrowings and repayments under our revolving credit facility.

Changes in Cash and Cash Equivalents

Cash and cash equivalents increased $41.8 million to $53.8 million at September 30, 2007, from $12.0 million as of December 31, 2006.  As described in more detail below, the increase in cash and cash equivalents at September 30, 2007, resulted from the draw down on our revolving credit facility to have funds available to pay the balances due on vessels scheduled for delivery after September 30, 2007.  We believe that our current cash balance as well as operating cash flows and available borrowings under our existing credit facilities will be sufficient to meet our liquidity needs for the next twelve months.

Cash Flows from Investing Activities

 Net cash used in investing activities was $59.0 million and $34.5 million during the nine months ending September 30, 2007 and September 30, 2006, respectively.

For the nine months ended September 30, 2007, investing activities consisted of $110.5 million in vessel construction in progress and capital improvements, which consisted of $59.1 million in payments to the shipyard and capitalized finance cost for vessels under construction, $48.3 million for capital improvements and drydocking and $3.1 million for the purchase of other assets. The capital improvements included purchases of $17.0 million less deposit of $1.7 million for the vessel MV Blu Mistral II (renamed the Nanticoke Belle), drydocking costs and vessels improvements of $33.0 million.  Investing activities also included proceeds of $62.0 million consisting of proceeds on the sale of the Maya Princess ($13.0 million), the sale-lease back of the Seminole Princess and Laguna Belle ($45.0 million, less the deposit of $5.5 million held by the buyer and expenses) and the casualty loss and sale of the Huron Maiden ($9.7 million). We made deposits on the following vessels: Yakima (renamed the Yakima Princess), Elsa Oldendorff (renamed the Arapaho Belle), Atlantis Charm (renamed Savannah Belle) and Gebe Oldendorff (renamed Oneida Princess) in the amounts of $2.9 million, $2.9 million, $1.1 million and $3.2 million respectively.  During the nine months ended September 30, 2007, we made an additional loan of $360 thousand for the joint venture with GMT Shipping Line Ltd and $160 thousand was returned from our initial Investment in Dangote Sugar Refinery plc because the IPO was over subscribed.  In late September 2007, we deposited $250 thousand for the purchase of a US Treasury Bill to be used as collateral for a commodity futures account.  Beginning in the fourth quarter of 2007, we will use exchange traded futures contracts to hedge a portion of our fuel price risk.

During the nine months ended September 30, 2006, we paid $28.7 million for vessel acquisitions and capital improvement costs, consisting of $8.1 million for the acquisition of the vessel Kibishio Maru (renamed the Aztec Maiden), $3.6 million for take over costs incurred in connection with recent vessel acquisitions, $13.5 million for vessel capital improvements and $3.5 million for the purchase of other assets, such as equipment which enables self-loading and discharging and computer equipment for the vessels.  In addition, we made deposit payments on the purchase of the bulk carriers Clipper Flamingo and Clipper Frontier, renamed the Seminole Princess and Laguna Belle, respectively of $9.0 million.  Both vessels were delivered in November 2006, for a total acquisition cost of $45.1 million.  During the nine months ended September 30, 2006, we sold the vessel Dakota Belle for $3.2 million and made an investment and loans to a joint venture with GMT Shipping Line Ltd. totaling $0.5 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2007, net cash provided by financing activities was $17.7 million as compared to $19.2 million in net cash used by financing activities for the same period in 2006.

During the nine months ending September 30, 2007, we received proceeds of $126.0 million, consisting of: $86.0 million under the revolving credit facility with Bank of America, $35.0 million for new building program from The Royal Bank of Scotland and $5.0 million Bank of America term credit facility. We made debt repayments totaling $101.3 million, consisting of $0.7 million in scheduled debt principal payments, and $100.6 million to pay down the revolving credit facility. We also paid $3.0 million towards obligations under capital leases and $3.9 million in deferred financing costs related to new building program.

For the nine months ended September 30, 2006, net cash used in financing activities were $19.2 million.  Principal repayments for the nine months ended September 30, 2006, were $108.0 million.  Included in this amount is $80.4 million of outstanding term loans with GMAC, Merrill Lynch, AIG and Bank of America that were repaid with the proceeds from the $140.0 million credit facility that we entered into with a syndicate of commercial lenders on July 31, 2006.   We borrowed $85.0 million under the credit facility to repay certain outstanding loans and cover costs associated with the refinancing.  We paid $2.8 million in deferred financing charges in connection with the refinancing.  We drew down $9.0 million on the revolving credit facility to fund the deposit payments on the purchase of the Clipper Flamingo and Clipper Frontier.  For the nine months ended September 30, 2006, we made scheduled and other debt repayments of $27.6 million, including $3.2 million repayment of the revolving credit facility upon the sale of the Dakota Belle.  We also made repayments of $2.4 million on obligations under capital leases.

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

Significant Related Party Transactions

Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 60.7% of our issued and outstanding common shares.  Each of these individuals is also a principal of and, together with Alkis N. Meimaris who retired from the Company effective  January 1, 2006, control TBS Commercial Group Ltd. ("TBSG").  Messrs. Royce, McNelis, Blatte, Bayley, and Meimaris own 31%, 15%, 9%, 36%, and 9%, respectively of TBSG.  We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of TBSG.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.  Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Under the arrangements with the ship agents, we pay fees to the agents for attending vessels while in port, which are also based on market rates for such services.  For the three months and nine months ended September 30, 2007 and 2006, we paid TBSG $1.9 million, $1.5 million, $5.2 million and $4.8 million, respectively.

Globe Maritime Limited ("Globe"), owned by James W. Bayley, provides vessel sale and purchase brokerage services, which commissions are based upon market rates.  For the three months ended September 30, 2007, we paid Globe $14,685. We made no payments to Globe for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, we paid Globe $144,685 and $81,000, respectively.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  For the three months ended September 30, 2006 and 2007 payments to Mr. Royce under this lease totaled $60,000 for each quarter.  Lease payments of $240,000 per year are required under the lease.

Our board has delegated authority to the compensation committee to review and approve on an annual basis all transactions with our executive officers, directors, and affiliates.

Summary of Critical Accounting Policies

The Company's discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may materially differ from these estimates.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions.  There has been no material change in our critical accounting policies from those disclosed in our Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 12, 2007.

New Accounting Pronouncements

On April 30, 2007, the  Financial Accounting Standards Board ("FASB") issued Staff Position No. FIN 39-1 (“FIN 39-1”), which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39").   FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted, and is applied retrospectively as a change in accounting principle. We are in the process of evaluating the effect, if any, that the adoption of FIN 39-1 will have on our consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The adoption of FIN 48, which was effective for the Company beginning January 1, 2007, did not have any impact on our consolidated results of operations, cash flows, or financial position.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt.  In April 2007, we entered into interest rate swap agreements to hedge interest rate risk on current and future borrowings associated with the credit facility for our new vessel building program.  At September 30, 2007, we had $150.5 million of floating rate debt, including $86.3 million of debt hedged under two interest rate swap agreements. The first interest rate swap agreement fixed our interest rate at 5.09%, before loan margin, on the notional amount of $56.3 million of debt.  The second interest rate swap agreement entered into in April 2007 and effective June 29, 2007, fixed our interest rate at 5.24%, before loan margin, on the notional amount of $30.0 million of debt.  At that date, we also entered into swap agreements that will fix our interest rate at 4.83%, before loan margin, on the notional amount of $20.0 million of future debt that is effective June 29, 2008.  Interest loan margins over LIBOR were 1.5%, 1.75% and 1.25% on $4.6 million, $35.0 million, and $110.9 million of debt, respectively.  The loan margin on $110.9 million of debt with Bank of America is determined based on the level of our consolidated leverage ratio.  The Company's consolidated leverage ratio at June 30, 2007, was below 1.0 to 1.0 and accordingly, the loan margin decreased 50 basis points to 1.25% effective during the third quarter 2007.

At December 31, 2006, we had $125.8 million of floating rate debt, including $56.2 million of debt hedged under the above mentioned interest rate swap agreement.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the nine months ending September 30, 2007, by approximately $0.5 million based upon our debt level at September 30, 2007.

Foreign Exchange Rate Risk

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incur approximately 9.7% of our operating expenses in currencies other than U.S. dollars for the nine months ended September 30, 2007.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At September 30, 2007, approximately 6.4% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Form 10-Q.

PART II

Item 1.    Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the nine months ended September 30, 2007, there have been no material changes to legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.  Risk Factors

We believe that there have not been any material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which are incorporated, herein.  The risk factors and other information included in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock.  The risks and uncertainties described in our Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4T.  Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

On October 9, 2007, our application to list our securities on The NASDAQ Global Select Market was approved. On October 11, 2007, our securities that traded on The NASDAQ Global Market were transferred to The NASDAQ Global Select Market, which is a premier listing tier within The NASDAQ Stock Market for companies that satisfy the highest financial and liquidity qualifications.

     On November 7, 2007, the Compensation Committee approved a Form of Share Unit Award Agreement for use from time to time pursuant to the terms and conditions of the TBS International Limited 2005 Equity Incentive Plan.  This agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 6.   Exhibits

3.1	Form of Memorandum of Association*

3.2	Bye-laws *

10.1**	TBS International Limited 2005 Equity Incentive Plan, as amended

10.2**	TBS International Limited 2005 Equity Incentive Plan - Form of Share Unit Award Agreement

31.1**	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

__________

*	Incorporated by reference. Filed as exhibits to the Registration Statement on Form S-1/A, filed on May 16, 2005 (File No.333-123157)

**	Filed herewith.

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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the  9th day of November, 2007.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

/s/ Frank Pittella
Frank Pittella Controller, Chief Accounting Officer