Form 10-K
period 2007-12-31
TBS INTERNATIONAL LTD
filed 2008-03-14
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
 ☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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
(Address of principal executive offices)

(Registrant's telephone number, including area code) (441) 295-9230
Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common shares, par value $0.01	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act check one):
    Large Accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐ (Do not check if a smaller reporting company)     Smaller Reporting Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was $311 million on June 30, 2007, based upon the last reported sales price of such stock on the NASDAQ Global Select Market on that date.

As of March 12, 2008, the registrant had outstanding 14,350,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated in Part III to the extent described herein.

As used in this Annual Report on Form 10-K, the terms "we," "our," and "us" refer to TBS International Limited and its consolidated subsidiaries. We use the term "International" and "Company" when we wish to refer only to TBS International Limited, the holding company that is the issuer of our common shares, and not to TBS International Limited and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, our newbuilding plan, our accelerated drydocking program, business strategies, financing plans, competitive position, potential growth opportunities, customer demand and the effects of future regulation and competition.

Generally, you can identify these statements because they use words like "anticipates," "believes," "estimates," "expects," "future," "intends," "plans" and similar terms. These statements appear throughout this Annual Report, including in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are only our current expectations. They are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot assure you of their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including those described in Item 1A - Risk Factors and other unforeseen risks, including:

•	changes in demand for our services;

•	changes in the typical seasonal variations in charter rates;

•	a material decline or prolonged weakness in rates in the shipping market;

•	changes in trading patterns significantly affecting overall vessel tonnage requirements;

•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;

•	increases in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance; generally or in particular regions;

•	changes in the condition of our vessels or applicable maintenance or regulatory standards, which may affect our anticipated drydocking or maintenance and repair costs;

•
changes in rules and regulations applicable to the shipping industry, including legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;

•	changes in general domestic and international political conditions;

•
China Communications Construction Company Ltd./Nantong Yahua Shipbuilding Co., Ltd.’s ability to complete and deliver the vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the tweendecker shipbuilding agreements; and

•	other factors that we describe in the "Risk Factors" section of this Form 10-K.

You should not rely on any forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1. BUSINESS

A.  Overview

We are an ocean transportation services company that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel, bulk and charter services supported by a fleet of multipurpose tweendeckers and handysize and handymax bulk carriers.  Over the past 15 years, we have developed our franchise around key trade routes between Latin America and Japan, South Korea and China, as well as ports in North America, Africa, the Caribbean, the Mediterranean and the Middle East. In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer additional services such as cargo scheduling, loading and discharge that offer a fully integrated shipping solution to our customers.   As of December 31, 2007, our controlled fleet totaled 36 vessels, including 34 ships that we own and two that we charter-in with an option to purchase. At December 31, 2007 we had entered into Memoranda of Agreement (“MOA”) to purchase three multipurpose tweendeckers and three bulk carriers that are scheduled to deliver to us in the first quarter of 2008.  In addition, on February 19, 2008, we entered into an MOA for another bulk carrier.  After delivery in 2008 of all the vessels that we have currently contracted for, our fleet will total 43 vessels.  Total assets at December 31, 2007, and 2006 was $559.1 million and $403.1 million, respectively. For the year ended December 31, 2007, we carried 6.6 million revenue tons of cargo, operated 276 voyages and generated total revenue and net income of $355.6 million and $98.2 million, respectively.  For the year ended December 31, 2006, we carried 4.4 million revenue tons of cargo, operated 226 voyages and generated total revenue and net income of $253.6 million and $39.1 million, respectively.  For the year ended December 31, 2005, we carried 3.2 million revenue tons of cargo, operated 198 voyages and generated total revenue and net income of $248.0 million and $55.7 million, respectively.

We target niche markets, which include trade routes, ports and cargo not efficiently served by container and large dry bulk vessel operators.  In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize and handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  Our vessels are able to navigate and service many ports with restrictions on vessel size and transport the many types of cargo that cannot be carried efficiently by container or large dry bulk carriers.  The flexibility of our fleet allows us to carry a wide range of cargo, including steel products, metal concentrates, fertilizer, salt, sugar, grain, chemicals, industrial goods, aggregates and general cargo.

As part of our comprehensive ocean transportation service offering, we provide portside and inland logistics, related support services and solutions for challenging cargoes.  To provide these services, we employ a professional staff of approximately 130 employees at December 31, 2007, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. ("TBS Commercial Group"), has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

Our customers rely on our regular service as an integral part of their supply chain, and many of these relationships have been established for over ten years.  We serve approximately 300 customers in 15 countries.  We have developed long-term relationships with established and well-respected industrial shippers in diverse markets including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

Our ocean transportation services focus on Asia and Latin America.  Based on increasing customer demand, we have extended our business model into several new markets, including the Middle East and the Mediterranean.  We currently operate our vessels on six principal liner, parcel and bulk services:

Service	Routes	Cargoes
TBS Pacific Service	Eastbound:	Eastbound:
	Japan, South Korea and China to the West, North and East Coasts of South America	Steel products, project cargo and general cargo
	Westbound: Peru and Chile to East Asia	Westbound: Minerals, metals and fertilizer
TBS Latin America Service	Northbound: Brazil to Colombia, Venezuela, Caribbean basin and the West Coast of South America Southbound: Colombia and Venezuela to Brazil and Argentina	Steel products, project cargo and general cargo Coal and petroleum coke
TBS North America Service	North America to the Caribbean basin, Brazil, and Argentina	Fertilizer and agricultural products

TBS Middle East Carriers	Middle East region including ports in United Arab Emirates, Qatar and Kuwait	Bulk aggregates
TBS Mediterranean Service	Brazil and Argentina to ports in the Mediterranean	Steel products, project cargo and general cargo
TBS Ocean Carriers	Brazil to the West Coast of Africa	Bulk sugar and salt

In addition to our liner, parcel and bulk services, we offer short- and long-term time charter services. Time charters offer our customers an alternative means to contract for ocean transportation of their cargoes.  These contractual arrangements make the carrying capacity of entire vessels available to our customers at a flat per day rate.  As a complementary offering, in conjunction with our time charters services, we also offer complete voyage management services.  As of December 31, 2007, 12 of our owned vessels were hired out under time charters with an average remaining duration of 60 days.

Our Competitive Strengths

Trade Routes and Ports of Call

We currently operate our vessels on six trade routes. We commenced operations in 1993, sailing between East Asia and the West Coast of South America. In 1995, we expanded our routes by adding sailings between the East and West Coasts of South America. In 2002, we began offering cargo service between North America and the East and West Coasts of South America and further expanded our routes by offering service from Brazil to West Africa and within the Middle East.  During the third quarter of 2007 we began cargo service between the East Coast of South America and the Mediterranean.

We have taken a conservative approach to building our liner and parcel cargo service network. The initial sailings on each route typically are based on the requirements of a major customer. After regular sailings are established, we notify other potential customers of the service so their cargoes may be transported as well. As demand increases, we evaluate committing additional resources to serve the route, either by purchasing or chartering-in additional vessels. We plan the loading and stowage of cargo on each sailing to maximize our ability to add cargo as vessels call in selected ports to discharge cargo, increasing our utilization rate and maximizing revenue per sailing.

A summary of our services is as follows:

TBS Pacific Eastbound Liner Service operates routes from East Asia to the West, North, and East Coasts of South America. The service commenced operations in 1993 and currently provides on average two sailings per month. This service has regular sailing dates from ports in Japan, South Korea, and China. One vessel calls at ports in Colombia, Ecuador, Peru and Chile, and another sails through the Panama Canal to call at ports in Venezuela and the Caribbean basin. This service typically carries steel products, project cargo and general cargo.

TBS Pacific Westbound Parcel Service originates in Peru or Chile and generally carries parcels of minerals, metal concentrate, and fertilizers to East Asia. The service currently operates at least two sailings per month.

TBS Latin America Northbound Parcel Service commenced operations in 1995 and sails monthly from ports in Brazil to Colombia, Venezuela and the Caribbean basin. In addition, we provide sailings to ports on the West Coast of South America. The service is flexible with respect to types of cargoes, and typically carries mixed steel products, project cargo and general cargo. On occasion, cargoes on this service are supplemented in the course of a sailing, as discharged cargo is replaced by additional cargo along the route. As a result, this service requires particular consideration and monitoring of cargo organization and vessel scheduling, and benefits from our port captains' experienced oversight of the loading and unloading of cargoes.

TBS Latin America Southbound Parcel Service commenced operations in 2007 and sails monthly from ports in Colombia and Venezuela to Brazil and Argentina.  The service generally carries coal and petroleum coke.

TBS North America Service commenced operations in 1996, sailing between North America and South America. In 2002, we began operating sailings on demand from the East Coast of the United States to the Caribbean basin, Brazil, and Argentina carrying fertilizer, and agricultural products.

TBS Middle East Carriers offers bulk service within the Middle East region with service from the United Arab Emirates to ports in Qatar and Kuwait. The service was suspended in September 2004 and resumed in January 2006.

TBS Mediterranean Service offers parcel and bulk service to the East Coast of South America and the Mediterranean.  TBS Mediterranean Service commenced operations in 2007 and transports cargoes of steel products, project cargo and general cargo from Brazil and Argentina to ports in the Mediterranean.

TBS Ocean Carriers offers shipping solutions worldwide on a customer-by-customer basis. Services include transporting bulk sugar and salt from Brazil to the West Coast of Africa.

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

In addition to our liner, parcel and bulk services on the trade routes described above, we offer shipping solutions worldwide on a customer-by-customer basis, primarily by time chartering-out vessels. Generally, we time charter vessels out on a long-term basis to customers seeking vessel tonnage and on a short-term basis to reposition a vessel or to take advantage of favorable charter hire rates through TBS Ocean Carriers; however, any of our services may time charter a vessel to meet customer needs. A time charter is a contractual arrangement under which a shipowner is paid for the use of a vessel on a per day basis for a fixed period of time. The shipowner is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses. At December 31, 2007, the following 12 vessels of our controlled and owned fleet were time chartered out under charters expiring within one year:  Navajo Princess, Inca Maiden, Ainu Princess, Kiowa Princess, Taino Maiden, Wichita Belle, Chesapeake Belle, Maori Maiden, Nyack Princess, Shinnecock Belle, Sioux Maiden and Yakima Princess.  The Navajo Princess and Inca Maiden are chartered-out until September and July 2008, respectively.  These charters, which are renewable every six months have been in effect with the same customer since January 2004 and November 2003, respectively.

The following table shows the annual number of time charters out, related duration and gross charter revenue since 2003.

Year	Number of Charters	Duration	Gross Revenue
		(days)	(in thousands)
2003	58	2,439	$23,625
2004	46	2,780	50,746
2005	55	4,257	71,456
2006	57	4,301	63,114
2007	67	3,659	88,365

B.  Our Business Strategy

Our business strategy consists of providing reliable transportation services to leading industrial shippers over ocean trade routes. The key elements of our business strategy are:

Focus on Increasing Cargo Volumes on Our Key Routes.  We intend to increase cargo volumes on our key Pacific and Latin American trade routes.  In addition to our liner, parcel and general cargo services, we are establishing a third sailing from China and Korea carrying steel parcels to Mexico, Central and South America.  By adding additional vessels and sailings to the markets we already serve, we believe we will be able to provide more regular service to our clients, which we expect will allow us to capture a larger share of their shipping needs, and win new clients.  Our affiliate, TBS Commercial Group Ltd., (“TBS Commercial Group”) plans to increase the number of local commercial agents and port captains in order to expand our ability to serve additional customers.

Develop New Trade Routes.  We intend to continue developing new trade routes, such as our Brazil-Nigeria route, and liner and parcel services, such as our Mediterranean service.  Our agents and port captains work closely with our clients, as well as potential clients, to identify additional services that we can provide.  We target routes that share the characteristics of our established routes and appear suited to our fleet and our full service approach.  When developing new trade routes, we initially utilize chartered-in vessels and commit resources to acquire vessels for operation on those routes once we have determined that the economics of the route are favorable and sustainable.

Expand Our Fleet of Focused Vessel Types.  We expect to acquire additional handysize and handymax bulk carriers in the secondhand market, subject to availability and market price considerations.  We expect to expand our fleet of multipurpose tweendeckers primarily through our newbuilding program.  These vessels are well suited for our business strategy, for the needs of our customers and for the growth opportunities that we have identified.  As part of our fleet management, we regularly evaluate the suitability of our vessels in meeting our anticipated needs and the anticipated needs of our customers.  During 2007, in connection with our expansion plans, we:

•	purchased and took delivery of four vessels;

•	sold two vessels;

•	entered into Memoranda of Agreement to purchase six vessels, which are expected to be delivered to us during the first quarter of 2008;

•	entered in a Memoranda of Agreement to purchase one vessel, which is expected to be delivered in the second quarter of 2008, and

•
entered into ship building contracts with a Chinese shipyard to build six newly designed multipurpose tweendeck vessels.  These 34,000 dwt vessels are a new larger class of multipurpose tweendecker and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our tweendecker fleet.  The ships were designed by a TBS team drawn from all phases of our operations specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.

C.  Fleet Overview

Our controlled fleet at December 31, 2007, consisted of 36 vessels and is comprised of multipurpose tweendeckers, handysize and handymax bulk carriers. All vessels are dual flagged in Panama and the Philippines. The following table provides information regarding the 36 vessels in our controlled fleet, which excludes vessels chartered in under short-term charter.

Vessel Name	Vessel Type	Year Built	Deadweight Tons
Ainu Princess	Multipurpose Tweendecker	1987	17,324
Siboney Belle	Multipurpose Tweendecker	1987	17,324
Tamoyo Maiden	Multipurpose Tweendecker	1986	17,235
Kiowa Princess (3)	Multipurpose Tweendecker	1986	19,762
Seneca Maiden (3)	Multipurpose Tweendecker	1986	19,762
Aztec Maiden	Multipurpose Tweendecker	1984	19,777
Navajo Princess (3)	Multipurpose Tweendecker (1)	1987	21,902
Inca Maiden (3)	Multipurpose Tweendecker (1)	1986	22,133
Shawnee Princess	Multipurpose Tweendecker	1984	22,323
Taino Maiden	Multipurpose Tweendecker	1985	23,278
Tuckahoe Maiden	Multipurpose Tweendecker	1985	23,278
Cherokee Princess (3)	Multipurpose Tweendecker	1990	23,286
Apache Maiden (3)	Multipurpose Tweendecker	1987	23,325
Kickapoo Belle (3)	Multipurpose Tweendecker	1987	23,319
Mohegan Princess	Multipurpose Tweendecker	1983	26,276
Tayrona Princess	Multipurpose Tweendecker	1983	26,320
Laguna Belle (2)	Multipurpose Tweendecker	1996	28,503
Seminole Princess (2)	Multipurpose Tweendecker	1997	28,503
Nanticoke Belle	Multipurpose Tweendecker	1989	28,835
Wichita Belle	Multipurpose Tweendecker	1991	28,843
Savannah Belle	Handysize Bulk Carrier	1982	22,558
Arapaho Belle	Handysize Bulk Carrier	1998	24,021
Rockaway Belle	Handymax Bulk Carrier	1982	35,025
Shinnecock Belle	Handymax Bulk Carrier	1985	37,451
Maori Maiden	Handymax Bulk Carrier	1984	37,734
Nyack Princess	Handymax Bulk Carrier	1984	38,885
Biloxi Belle	Handymax Bulk Carrier	1984	39,225
Miami Maiden	Handymax Bulk Carrier	1984	39,333
Iroquois Maiden	Handymax Bulk Carrier	1983	40,876
Alabama Belle	Handymax Bulk Carrier	1986	41,808
Sioux Maiden	Handymax Bulk Carrier	1989	42,248
Mohawk Princess	Handymax Bulk Carrier	1982	42,360
Yakima Princess	Handymax Bulk Carrier	1990	42,475
Chesapeake Belle	Handymax Bulk Carrier	1984	44,146
Tuscarora Belle	Handymax Bulk Carrier	1984	44,189
Manhattan Princess	Handymax Bulk Carrier	1982	45,526

(1)
These vessels are multipurpose tweendeckers with the ability to carry wheeled cargo such as automobiles, tractors or trailers. The vessel allows cargo to be "rolled on" and "rolled off" in addition to allowing cargo to be "lifted-on" and "lifted-off".

(2)
On January 30, 2007, International's wholly owned subsidiaries Fairfax Shipping Corp. ("Fairfax") and Beekman Shipping Corp. ("Beekman") each sold and leased back a vessel pursuant to a sale-leaseback arrangement. Fairfax sold the vessel Seminole Princess to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and Beekman sold the vessel Laguna Belle to Rushmore Shipping LLC ("Rushmore") for $22.0 million each pursuant to a Memoranda of Agreement. Fairfax had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006. Beekman had taken delivery of the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006. Under the sale-leaseback arrangement, Fairfax entered into a seven-year bareboat charter with Adirondack and Beekman entered into a seven-year bareboat charter with Rushmore for their respective vessels. We used the proceeds from the sale to repay advances under the revolving credit facility. During 2007, we installed retractable decks into three of the cargo holds in each vessel; accordingly, the vessels were reclassified from bulk carriers to multipurpose tweendeckers.

(3)	These vessels were chartered in under sale-lease back agreements, which were classified as capital leases until December 2007, when the purchase options were exercised.

(4)
At December 31, 2007, we had contracted for the purchase of six vessels under separate Memoranda of Agreement to acquire the Ypermachos (to be renamed Zuni Princess), the African Sanderling (to be renamed Hopi Princess), the Gebe Oldendorff (to be renamed Oneida Princess), the Diasozousa (to be renamed Mohave Maiden), Wedellsborg (to be renamed Ottawa Princess),  and the vessel Frijsenborg (to be renamed Caribe Maiden).  The following table provides information regarding the six vessels, which have delivered or are expected to be delivered during the first quarter of 2008:

		Year	Deadweight	Actual / Anticipated
Vessel Name	Vessel Type	Built	Weight Tons	Delivery Date
Zuni Princess	Handysize Bulk Carrier	1984	28,166	Jan-08
Hopi Princess	Multipurpose Tweendecker	1984	20,401	Feb-08
Oneida Princess	Handysize Bulk Carrier	1998	24,247	Feb-08
Mohave Maiden	Handysize Bulk Carrier	1984	28,074	Feb-08
Ottawa Princess	Multipurpose Tweendecker	1987	22,800	Mar-08
Caribe Maiden	Multipurpose Tweendecker	1987	22,800	Mar-08

(5)	We entered into a newbuilding program to build six newly-designed multipurpose tweendeck vessels.

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

Bulk Carriers

Our bulk carriers range in size from 22,558 dwt to 45,526 dwt. Several of the vessels have equipment that enables self-loading and discharging in an effort to enhance our ability to serve a broad range of ports.

D.  Classification and Inspection

The hull and machinery of every commercial vessel must be "classed" by a classification society authorized by its country of registry. Our vessels currently are enrolled with Lloyds Register of Shipping, or LR, Nippon Kaiji Kyokai, or NKK, American Bureau of Shipping, or ABS, Det Norske Veritas, or DNV, and Bureau Veritas, or BV. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and international conventions promulgated by the International Maritime Organization, or IMO. These include the Convention on Maritime Pollution Prevention, the International Safety Management Code, or ISM Code, and International Convention for the Safety of Life at Sea, or SOLAS. All of our vessels have been certified as being "in class" by their respective classification societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel also is required to be drydocked every two to three years for inspection of the underwater parts of the vessel. Our fleet of 36 vessels will result in approximately 72 drydockings over a five-year period. We anticipate drydocking approximately 14 vessels per year.  We drydocked 21 vessels during 2007.  The higher than normal number of vessels being drydocked in 2007 is principally due to the concurrence of required interim or special surveys for many of the vessels that we acquired during the last two or three years. Of the 21 vessels drydocked in 2007, three vessels were acquired in 2007, two vessels were acquired in 2006 and ten vessels were acquired in 2005, respectively.  During 2008, we anticipate drydocking 17 vessels, which include three vessels to be delivered during the first quarter of 2008 and one vessel acquired in 2007.

We have decided to use the drydockings as an opportunity to make steel renewal and reinforcements on many of the vessels to upgrade each vessel to our high standards. This includes making steel renewal and reinforcements that might be required during the next five to ten years. If any defects are found in the course of a survey or drydocking, the classification surveyor will recommend appropriate repairs that must be made by the shipowner within the prescribed time limit.

Our drydocking expenditures and surveys are being accounted for using the deferral method. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and amortized on a straight-line basis over the period through the date of the next drydocking.

E.  Operations Management, Ship Management and Commercial Agents

Substantially all of the operations, ship maintenance, supervision of crewing, technical support, purchasing, insurance, financial management services and network of commercial agents necessary to support our fleet and operate our business are supervised by three service companies.

Two of the service companies, TBS Shipping Services Inc. (“TBS Shipping Services”) and Roymar Ship Management Inc., (“Roymar”), are our wholly-owned subsidiaries that we acquired from our principal shareholders at the time of our initial public offering in June 2005. These service companies manage the accounts of our other subsidiaries and, on their behalf, make payments and advances for costs associated with the operation of our business. The third service company, TBS Commercial Group, is affiliated with us by common ownership. It is owned by our principal shareholders, Lawrence A. Blatte, Gregg L. McNelis, Captain Alkis N. Meimaris, James W. Bayley and Joseph E. Royce. Collectively these individuals own 63.2% of our common shares and hold 53.8% of the voting power of our shares.  Together these three companies employ approximately 270 experienced professionals who meet regularly with shippers and consignees to market our services in more than 15 countries and address the needs and concerns of our customers.

Operations management

TBS Shipping Services coordinates services to customers, integrates the activities of our commercial agency network, oversees charter activities, administers voyages and provides accounting services, including the preparation of the account ledgers and financial statements of International and its subsidiaries.

Ship management

Roymar manages our controlled fleet providing an experienced technical management staff and a full range of vessel maintenance capabilities to ensure that we maintain a high-level of ship performance. The services provided by Roymar include:

•	supervising the recruiting of crew;
•	obtaining spares, stores and provisions necessary on board the vessels;
•	implementing our maintenance program;
•	arranging for and supervising all drydocking procedures;
•	arranging for surveys and inspections according to requirements of classification society, flag state and port state rules and regulations;
•	maintaining high safety and environmental protection standards in compliance with the ISM Code and SOLAS;
•	arranging for insurance of the vessels; and
•	identifying vessels to acquire and negotiating purchase options on vessels that we charter.

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

Commercial agents

We have established a network of long-term commercial and operational relationships with affiliated commercial agency service companies. The majority of these service companies are wholly- or partly-owned by TBS Commercial Group. Our principal shareholders own TBS Commercial Group. These service companies employ sales and customer service professionals who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers. These professionals are locally-based personnel who give us a competitive advantage by enabling us to have our representatives meet personally with our customers. We believe that personal attention to customers has played a critical role in our growth and success. Our method of operation focuses on sales and service for long-term sustained expansion. The agreements with TBS Commercial Group are subject to the approval of the compensation committee of our board of directors. We paid TBS Commercial Group approximately $8.0 million, $6.2 million, and $6.2 million in 2007, 2006, and 2005, respectively.  See note "15 — Related Party Transactions" to our consolidated financial statements.

F.  Employee and Labor Relations

As of December 31, 2007, we had approximately 130 office employees located in Yonkers and Scarsdale, New York. Additionally, we have contracted with three unaffiliated manning agents, Aboitiz Jebsen Bulk Transport Corp., Intermodal Shipping, Inc., and Magsaysay Maritime Corp. to provide approximately 960 Filipino officers and non-officers to crew our vessels. We are not a party to the contracts with the seagoing personnel who are required to have appropriate maritime licenses.  Historically our labor relations have been good.

G.  Customers

We believe we distinguish ourselves from our competition by offering proven reliability, frequent and on-time service, flexible cargo management, expert loading and stowage and close client coordination in the ports and on the vessels. This customer focus has enabled us, through our affiliated agents, to develop long-term relationships with established and well-respected industrial shippers in diverse markets including mining companies, steel manufacturers, trading companies, heavy industry, industrial equipment enterprises and construction companies. Our business model allows us to respond rapidly to our customers' changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

A substantial majority of our repeat business is based on our relationships and reputation with our customers, and is not governed by long-term contracts. The percentages of consolidated revenues from our major customers are as follows:

	Year Ended December 31,
Customer	2007	2006	2005
Dangote Industry Limited	13.4%	15.1%	12.1%
Nippon Yusen Kaisha	3.5%	4.6%	5.7%

No other customer accounted for more than 5% of our gross revenues.

We transport cargo throughout the world, including the United States. The amount of voyage revenue generated by country is as follows:

	Year Ended December 31,
Country	2007	2006	2005
Brazil	$72,965,220	$52,254,353	$50,922,219
Japan	40,615,093	33,424,214	27,102,181
Chile	11,348,157	15,249,919	21,602,403
United States	20,425,292	21,729,772	15,906,784
Peru	32,149,714	16,825,238	16,311,236
United Arab Emirates	24,572,954	9,415,493	655,879
Venezuela	4,611,675	8,516,162	12,327,840
Korea	5,778,944	6,022,940	6,633,213
Argentina	15,189,231	1,574,104	3,280,876
China	21,692,570	16,171,405	11,815,693
Others	14,844,527	7,828,589	9,037,486
	$264,193,377	$189,012,189	$175,595,810

Revenue attributed to these countries is based on the location where the cargo is loaded. Time charter revenue by country cannot be allocated because we do not control the itinerary of the vessel.

H.  Competition

The cargo markets we serve are highly competitive. Our competition on the routes we serve consists primarily of regional shipping companies focused on the breakbulk market; international bulk shipping companies competing in the large lot segment of the bulk metal concentrates market and larger shipping concerns that compete in diverse shipping segments in addition to the breakbulk market. We compete on the basis of targeting niche markets that include trade routes, ports and cargoes not efficiently served by many larger shipping companies. We focus on smaller lots of 1,000 to 10,000 metric tons in the bulk metal concentrates market in Chile and Peru, whereas other bulk shipping companies focus on shipments of 20,000 to 45,000 metric tons of bulk metal concentrates. We also compete with the regional shipping companies by delivering customer service and global solutions that are superior.

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

In the United States, we may be exposed to various federal, state and local environmental laws, ordinances and regulations, may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances and may be held liable to a governmental entity or to third parties in connection with any such contamination. These laws typically impose cleanup responsibility, and liability under these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from releases may be substantial.

Although we do not transport petroleum products, we are subject to the U.S. Oil Pollution Act of 1990, or OPA 90, because we use petroleum products for fuel and because of the possibility of accidents involving oil tankers presents an exposure to our vessels. Under OPA 90, vessel owners, operators and bareboat charterers are responsible parties and are jointly, severally and strictly liable, unless the spill results solely from the act or omission of a third party, an act of God or an act of war, for all containment and cleanup costs and other damages resulting from the discharge or threatened discharge of oil into the navigable waters, adjoining shorelines or the 200 nautical mile exclusive economic zone of the United States.  OPA 90 limits the liability of responsible parties for such costs and damages to the greater of $600 per gross ton of the vessel or $500,000 per non-oil tanker vessel that is over 300 gross tons, subject to possible adjustment for inflation. The Federal Water Pollution Control Act, or FWPCA, imposes significant civil penalties as well as strict, joint and several liability on responsible parties for removal costs and natural resource damages arising from the discharge of oil or other hazardous substances into U.S. navigable waters, adjoining shorelines, waters of the contiguous zone and areas of the outer continental shelf and deepwater ports. The Comprehensive Environmental Response, Compensation & Liability Act of 1980, or CERCLA, imposes strict, joint and several liability on responsible parties for releases and threatened releases of hazardous substances (other than oil) whether on land or at sea, subject to limits depending on the nature of the vessel and its cargo. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million. The limits on liability under OPA 90, FWPCA and CERCLA do not apply if the discharge is caused by gross negligence, willful misconduct, or in the cases of OPA 90 and CERCLA, the violation by a responsible party or its agent of any applicable safety, construction or operating regulation. The statutory limits on liability may not apply in certain other instances, including if the responsible parties fail or refuse to report the incident or refuse to cooperate and assist in connection with oil removal activities. In addition, OPA 90, FWPCA and CERCLA specifically permit individual states to impose their own liability regimes with regard to oil and hazardous waste releases occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. In some cases, states that have enacted such legislation have not yet issued implementing regulations under these laws. We intend to comply with all applicable state regulations in ports where we call.

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

The IMO has adopted regulations that are designed to reduce oil pollution in international waters. In complying with OPA 90 and IMO regulations and other regulations that may be adopted, shipowners and operators may be forced to meet new maintenance and inspection requirements, develop, contingency arrangements for potential spills and obtain insurance coverage.

Other Regulations

Operation of our vessels also is affected by the recently adopted requirements of the ISM Code. The ISM Code mandates an extensive "Safety Management System" that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating vessels safely and describing procedures for dealing with emergencies.  Our owned vessels and Roymar, the technical manager for our vessels, are currently ISM Code certified.

We also are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate, have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. See "― Classification and Inspection" for more information.

J.  Security

Since the terrorist attacks of September 11, 2001, a variety of initiatives intended to enhance vessel security have been enacted, including the Maritime Transportation Security Act of 2002, or MTSA. Coast Guard regulations require that vessels operating in waters subject to the jurisdiction of the United States implement a number of security measures. Similarly, a new chapter of SOLAS, which came into effect in July 2004, dealing specifically with maritime security imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. Since July 1, 2004, to engage in international trade, a vessel must have an International Ship Security Certificate, or ISSC, which attests to the vessel's compliance with SOLAS security requirements and the ISPS Code, from a recognized security organization approved by the vessel's flag state. ISPS Code requirements include:

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

Hull and machinery and war risks insurance includes coverage for damages to a vessel’s hull and machinery in a collision, as well as basic perils of the sea and contributions for general average and salvage charges. This coverage includes the risk of actual or constructive total loss for our controlled fleet. Each vessel is insured for at least its fair market value, with a deductible of $75,000 per vessel per incident under the hull and machinery coverage and no deductible under the war risk coverage. The respective owners of the other vessels that we charter-in maintain insurance on those vessels, and we maintain time charter liability insurance to a limit of $500 million per incident.

Protection and Indemnity, or P&I, Insurance includes coverage for oil pollution, damage to docks and other installations and coverage against third-party liabilities encountered in our commercial operations. It also includes coverage for the death, injury or illness of our crew. Our P&I insurance is provided by mutual marine insurance associations, or P&I Clubs. P&I Clubs are formed by shipowners to provide protection from large financial losses to one member by contribution towards the loss by all members. We are subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the clubs in the event claims exceed available funds and reserves. We also are subject to future premium increases based on prior year underwriting loss experience.  We have an overall coverage limit of $4.5 billion for damage to cargo and third party liabilities and a sublimit for oil pollution of $1.0 billion per vessel for each accident or occurrence.  Deductibles range from $5,000 to $20,000 depending on the nature of the claim.

Other Insurance is maintained for legal expenses with respect to freight and demurrage and defense claims. We also carry limited insurance covering the loss of revenue resulting from extended vessel off-hire periods.

L.  Taxation

U.S. Taxation of TBS International Limited – Shipping Income

Unless exempt from U.S. federal income taxation under the rules discussed below, a foreign corporation generally is subject to U.S. federal income tax in respect of shipping income derived from sources within the United States. For these purposes, 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States constitutes income from sources within the United States ("U.S. source shipping income"). Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States.  Accordingly, in the absence of an exemption from tax under Section 883 of the Code, our gross U.S. source shipping income would be subject to either a 4% tax imposed without allowance for deductions or to a net basis tax.

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

We currently qualify for exemption under Section 883, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A common shares being primarily traded on the Nasdaq Global Select Market.  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A common shares.  If at any time we fail to satisfy the publicly traded test and we were unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under the gross tax or net tax regime, each of which is described above.

Federal and State Taxation of TBS International Limited’s U.S. Subsidiaries

Our U.S. subsidiaries, TBS Shipping Services and Roymar, are subject to U.S. federal and state income taxes on the income earned by the respective subsidiary.

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

M.  Website Access to Reports

We make all of our filings with the Securities Exchange Commission ("SEC"), including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available free of charge on our website at www.tbsship.com, Investor Relations, SEC Filings.  These reports are available soon after they are filed electronically with the SEC.  Our SEC filings are also at the SEC’s Public Reference Room at 100 F. Street, N.W., Washington, DC 20549.  Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

Additionally, our corporate governance materials, including the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees; and the Code of Business Conduct and Ethics may also be found under the “Governance” section of our website at www.tbsship.com.  A copy of the foregoing corporate governance materials is available free of charge upon written request.  In addition, we intend to post on our website at www.tbsship.com any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, corporate controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 1A. Risk Factors

The following risk factors and other information included in or incorporated by reference into this report should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our Class A common shares could decline.

Risk Factors Relating to the Shipping Industry

Costs and revenues in the shipping industry are volatile.

The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges and currency exchange rates, as well as in vessel charter rates and values, due to changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry.  Changes to marine regulatory regimes in the ports at which our vessels call also may increase our costs.  Our revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, port congestion, canal closures, political developments, and armed conflicts, acts of terrorism, embargoes, and strikes.  Demand for our transportation services is influenced by the demand for the goods we ship, including fertilizers, metal concentrates, steel products, aggregates and agricultural commodities, which in turn is affected by general economic conditions, commodity prices and competition.  Steel products, agricultural commodities, metal concentrates, and aggregates accounted for approximately 34.8%, 17.4%, 14.9%,  and 9.3%, respectively, of our total voyage revenues in 2007. A decrease in demand for these products could adversely affect our results of operations.

Our business depends to a significant degree on the stability and continued growth of the Asian economies.

Freight rates for ocean transport, whether computed on a spot or period basis, are currently at above average levels as compared to prior years, as are prices for both new and secondhand vessels.  The strength of the shipping industry in the past several years has been attributable, to a significant degree, to the rapid growth of the Chinese economy.  Economic growth in China has caused unprecedented demand for raw materials from Latin America, including iron ore, bauxite, soybeans, timber, zinc and manganese and copper.  These raw materials generally are transported by ocean freight. The growth of the Chinese economy has stimulated growth in other Asian economies as well.  The increased demands for trans-Pacific ocean freight have resulted in increased ocean freight shipping rates, charter rates and vessel values across the globe.  Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of Latin American and Asian countries and on the demand for our services and could be expected to result in further declines in freight rates and on the value of our vessels.  We expect that a significant decline in the Asian economies would have a materially adverse effect on our results of operations.

High or volatile oil prices could adversely affect the global economy and our results of operations.

As oil prices continue to rise over time, or experience periods of prolonged volatility, the global economy could weaken significantly.  Global recession or depression would significantly reduce the demand for ocean freight while our fuel costs would be increasing.  A significant reduction in the demand for ocean freight would have a material and adverse impact on our results of operations and financial condition.

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

Worldwide increases in shipping capacity may reduce shipping rates, which could adversely affect our results of operations.

The worldwide supply of shipping capacity is influenced by the number of newbuilding deliveries, the scrapping of older vessels, vessel casualties and the number of vessels that are out of service.  The market supply of shipping capacity has been increasing, and the number of newbuilding projects are near historic highs.  These newbuildings were delivered in significant numbers starting in 2006 and 2007, and we expect continued newbuilding deliveries in 2008 and 2009.  An over-supply of shipping capacity may result in a reduction of shipping rates, which may adversely affect the profitability of our shipping services.

Failure to comply with international safety regulations could subject us to increased liability, adversely affect our insurance coverage and result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements of the International Maritime Organization's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code.  The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  Any failure to comply with the ISM Code could subject us to increased liability, could invalidate existing insurance or decrease available insurance coverage for the affected vessels and could result in a denial of, access to, or detention in certain ports, all of which could materially and adversely affect our results of operations and liquidity.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our policies mandate compliance with these laws.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents.  Violations of these laws, or allegations of such violations, could disrupt our business and results in a material adverse effect on our business and operations.

Compliance with environmental and other laws and regulations could adversely affect our business.

Extensive and changing environmental protection and other laws and regulations directly affect the operation of our vessels.  These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization, or IMO, conventions and regulations and the International Convention for the Safety of Life at Sea, or SOLAS, which are applicable to all internationally trading vessels, and national, state and local laws and regulations, all of which are amended frequently.  Under these laws and regulations, various governmental and quasi-governmental agencies and other regulatory authorities may require us to obtain permits, licenses and certificates in connection with our operations.  Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest.  Changes in governmental regulations and safety or other equipment standards may require unbudgeted expenditures for alterations, special surveys, drydocking or the addition of new equipment for our vessels.  Port authorities in various jurisdictions may demand that repairs be made before allowing a vessel to sail, even though that vessel may be certified as "in class" and in compliance with all relevant maritime conventions.  Compliance with these laws and regulations may require significant expenditures, including expenses for ship modifications and changes in operating procedures or penalties for failure to comply with these laws and regulations, which could adversely affect our results of operations.

Pursuant to regulations promulgated by the U.S. Coast Guard, responsible parties (as defined in such regulations) must establish and maintain evidence of financial responsibility. The P&I Associations, which historically provided shipowners and operators financial assurance, have refused to furnish evidence of insurance to responsible parties, and therefore responsible parties have obtained financial assurance from other sources at additional cost, including evidence of surety bond, guaranty or by self-insurance. Any inability on our part to continue to comply with these Coast Guard regulations would have a material adverse effect on our results of operations.

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

The IMO has adopted regulations that are designed to reduce oil pollution in international waters.  In complying with OPA 90 and IMO regulations and other regulations that may be adopted, shipowners and operators may be forced to incur additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage.  Additional laws and regulations may be adopted that could have a material adverse effect on our results of operations. In the United States and in other countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations and may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel.  We also may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility.  Liability under these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses.  The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

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

Risk associated with the shipping industry could affect our business and reputation, which could adversely affect our results of operations and share price.

As mentioned above, the operation of ocean going vessels carries inherent risk of marine disaster and environmental mishaps.  The involvement of our vessels in a marine disaster and environmental mishaps will harm our reputation as a safe and reliable vessel owner and operator and could have a material adverse effect on our financial condition and results of operations and adversely affect our share price.

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

Our fleet primarily consists of vessels suited to niche markets not efficiently served by container ships or large dry bulk vessels.  If the markets in which we successfully compete upgrade their port infrastructure to accommodate larger vessels, or if the volume of cargo shipped from these markets increases sufficiently, container ships or large dry bulk vessels would be able to serve these markets more efficiently.  Because operators of container ships and large dry bulk vessels have significantly lower costs per cargo ton than we do, their entry into our markets could result in increased price competition and affect our ability to maintain our rates.  Our future operating results could be adversely affected if we are unable to identify and efficiently serve new niche markets in the face of more effective competition in our current markets.

We depend upon a limited number of customers for a large part of our revenue.

Our top ten customers by revenue, where we do have long term contracts, accounted for, in the aggregate, 37.6% of our total 2007 consolidated revenue.  None of the customers accounted for more than 10% of revenue except for Dangote Industries Limited. If any of these customers were to significantly reduce the amount of cargoes shipped using our vessels, our results of operations could be adversely affected.

As our fleet ages, the risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel.  As of December 31, 2007, the average age of the 36 vessels in our controlled fleet was 21 years.  We estimate that the economic useful life of most multipurpose tweendeckers and handymax bulk carriers is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance.  Some of our dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage our vessels and reduce their useful lives, if we do not follow specified maintenance and cleaning routines.  Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance.  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel.  Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage.  We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives or that we will be able to sell them profitably when we no longer can utilize them in our fleet.

We are subject to regulation and liability under environmental laws that could require significant expenditures and adversely affect our financial condition, results of operations and cash flows.

Our business and the operation of our vessels are materially affected by government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries of their registration.  Because such conventions, laws, and regulations are often revised, we may not be able to predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of our vessels.  Additional conventions, laws and regulations may be adopted, which could limit our ability to do business, cause us to incur the costs of retrofitting our vessels or result in financial penalties, thereby adversely affecting our financial condition, results of operations and cash flows.

We also are affected by the recently adopted requirements of the ISM Code. The ISM Code mandates an extensive "Safety Management System" that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating vessels safely and describing procedures for dealing with emergencies.  Noncompliance with the ISM Code may subject shipowners or bareboat charterers to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, certain ports.  Our owned vessels and Roymar, the technical manager for our vessels, are ISM Code certified. However, we cannot assure you that such certification will be maintained indefinitely.

We are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate, have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. We cannot assure you that any failure to comply with these requirements would not have a material adverse effect on our results of operations.

Vessel drydockings could adversely affect our operations.

We anticipate that we will have an average of approximately 14 vessels per year being drydocked, based on our current controlled fleet of 36 vessels and the requirement to drydock each vessel twice during a five-year cycle.  During 2008, we expect to drydock 17 vessels.  In addition, we will need to reposition our vessels or charter-in outside vessels to accommodate our drydocking schedule and business needs.  Approximately 16 of our vessels regularly trade in the Atlantic and Middle East region; consequently, drydocking our vessels in Chinese shipyards require complex logistics planning.  We are investigating having the drydockings done at shipyards closer to where some of our vessels trade.  The loss of earnings while the vessel is being drydocked, as well as the repositioning of our vessels in response to the drydocking and the actual costs of the drydocking and possible charter-in expense in response to the drydocking, could have a material adverse effect on our cash flows and results of operations.

Our vessels may suffer damage and we may need to unexpectedly drydock a vessel, which could adversely affect our operations.

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

Construction delays or mechanical faults could affect our ability to replace aging vessels or grow.

We depend on China Communications Construction Company and Nantong Yahua Shipbuilding Co. to construct and deliver the new multipurpose tweendeckers that we contracted to purchase on a timely basis and in good working order. The complicated nature of building these kinds of vessels involves risks. Delays or mechanical faults in vessel construction may affect our ability to increase cargo volumes on key routes or to win new customers and could necessitate unscheduled drydocks and repairs of vessels. Shipyard insolvency and other industrial actions could also delay or indefinitely postpone the timely delivery of new vessels.  Construction delays or mechanical faults in new vessels could have a material adverse effect on our ability to replace aging vessels, our ability to grow, our cash flows and our results of operations.

There are few multipurpose tweendeckers available for purchase or hire at favorable rates.

Our current business strategy includes growing through the acquisition of additional multipurpose tweendeckers.  We believe that only a limited number of vessels of this type have been built in the last 20 years, and suitable vessels are not regularly available for purchase.  We must devote significant time and resources to identifying and inspecting suitable vessels.  We cannot assure you that we will identify and acquire a sufficient quantity of vessels to maintain our fleet at its current size or support our growth strategy, or that we will be able to acquire or build suitable vessels at favorable prices or in a timely manner.

There are risks associated with the purchase and operation of secondhand vessels.

Part of our current business strategy involves growing through the purchase of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers.  Although we inspect secondhand vessels prior to purchase, an inspection normally would not provide us with the same knowledge about their condition that we would have if they had been built for and operated exclusively by us.  Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to undertake costly repairs.  These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization.  The costs of drydock repairs are unpredictable and can be substantial.  The loss of earnings while our vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease our income from operations.  We may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance.  Our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

The market value of vessels can and does fluctuate significantly.

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

A principal focus of our strategy is to continue to grow by increasing the number of vessels in our fleet and by taking advantage of changing market conditions, which may include increasing the frequency of service on routes we already operate or adding new routes and expanding into other regions.  Our future growth will depend upon a number of factors, some of which we or our affiliated service company, TBS Commercial Group, can control and some of which we or TBS Commercial Group cannot control. These factors include our ability to:

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

The failure to effectively identify, purchase, develop and integrate any newly acquired vessels could adversely affect our business, financial condition and results of operations.  Our current operating and financial systems may not be adequate as we expand the size of our fleet and our attempts to improve those systems may be ineffective.  In addition, as we expand our fleet, our service companies will need to hire suitable additional management and administrative personnel and our affiliated service companies will need to recruit and train port captains and other local staff necessary to meet the needs of our growing business.  We cannot assure you that we will be able to hire suitable employees as we expand our business.  If our operating and financial systems are not effective or we cannot recruit and retain suitable employees as we grow or our affiliated service companies cannot recruit and retain suitable employees, our future operations could be adversely affected.

We may be unable to pass along increased fuel costs to our customers.

A majority of our revenue is derived from freight voyages for which we bear the fuel expense, in contrast to charters, for which the charterer bears the fuel expense. Fuel expense represented approximately 43% of our voyage expense for the year ended December 31, 2007, compared to approximately 45% in the full year 2006 and 37% in the full year 2005. If we are unable to pass along increased fuel costs to our customers, high oil prices could adversely affect our results of operations.

Shortages of qualified crews, engineers and vessel captains could adversely affect our business.

Newbuilding programs, including our own, have increased the demand for qualified crew, engineers and vessel captains to work on our vessels, and stringent certification standards required by national and international regulations, such as "Standards of Training, Certification and Watchkeeping for Seafarers," promulgated by the IMO, make it difficult to recruit qualified crewmembers.  We use three unaffiliated manning agents, Aboitiz Jebsen Bulk Transport Corp., Intermodal Shipping, Inc., and Magsaysay Maritime Corp. to provide Filipino officers and non-officers to crew our vessels.  If we are unable to recruit and retain enough crew, engineers or vessel captains with the appropriate skills, we may be unable to satisfy any increased demand for our shipping services, which could have an adverse effect on our business, financial condition and results of operations.

Rising crew costs may adversely affect our results of operations.

Crew costs are a significant operating expense for our operations.  Crewing costs have increased as wage levels have increased in non-U.S. markets and may continue to increase.  The cost of employing suitable crew is unpredictable and fluctuates based on events outside our control, including the supply and demand for crew and the wages paid by other shipping companies.  Any increase in crew costs may adversely affect our profitability.

We may have to pay tax on U.S. source income, which would reduce our earnings.

Under the U.S. Internal Revenue Code, or the Code, 50% of the gross shipping income of a corporation that owns or charters vessels, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income.  Our U.S. source shipping income will be subject to either a 4% U.S. federal income tax without allowance for any deductions or to a net basis tax, unless an exemption is available.

We currently qualify for exemption under Section 883 of the Code, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A common shares being primarily traded on the Nasdaq Global Select Market.  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A common shares.  If at any time we fail to satisfy the publicly traded test and we were unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under the gross tax or net tax regime, each of which is described above.

Our ability to continue to qualify for the exemption depends on circumstances related to the ownership of our common shares that are beyond our control and on interpretations of existing regulations of the U.S. Treasury Department.  In particular, if 50% or more of our Class A common shares are held by one or more non-qualified U.S. shareholders, each of whom owns 5% or more of the shares, the exemption would not be available.  At December 31, 2007, non-qualified U.S. shareholders who own 5% or more of our shares owned an aggregate of 24.9% of our Class A common shares.  We cannot assure you that we will qualify for exemption under Section 883 in the future.

Changes in the Code, the Treasury regulations or the interpretation thereof by the Internal Revenue Service or the courts could also adversely affect our ability to take advantage of the exemption under Section 883.

We may be treated as a passive foreign investment company in the future, which would result in adverse tax consequences to holders of our Class A common shares.

Based upon the nature of our current and projected income, assets and activities, we do not believe that we are, and we do not expect the Class A common shares to be considered shares of, a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. However, the determination of whether the Class A common shares constitute shares of a PFIC is a factual determination made annually, and we cannot assure you that we will not be considered a PFIC in the future. If we are treated as a PFIC, a holder would be subject to special rules with respect to any gain realized on the sale or other disposition of the Class A common shares and any “excess distribution” by us to the holder (generally, any distribution during a taxable year in which distributions to the holder on the Class A common shares exceed 125% of the average annual taxable distribution the holder received on the Class A common shares during the preceding three taxable years or, if shorter, the holder’s holding period for the Class A common shares). Under those rules, the gain or excess distribution would be allocated ratably over the holder’s holding period for the Class A common shares, the amount allocated to the taxable year in which the gain or excess distribution is realized and to taxable years before the first day we became a PFIC would be taxable as ordinary income, the amount allocated to each other year (with certain exceptions) would be subject to tax at the highest tax rate in effect for that year, and the interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such year.

The majority of our revenue is derived from operations outside the United States and may be adversely affected by actions taken by foreign governments or other forces or events over which we have no control.

We derive a significant portion of our voyage revenue from operations in Latin America, Asia, Africa and the Middle East.  Our profitability will be affected by changing economic, political and social conditions in these regions. In particular, our operations may be affected by war, terrorism, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations.  The economies of the Latin American countries where we conduct operations have been volatile and subject to prolonged, repeated downturns, recessions and depressions.  Adverse economic or political developments or conflicts in these countries could have a material adverse effect on our operations.

We have experienced losses and filed for bankruptcy in 2000.

We have incurred net losses in 2002 and 2003 and filed for bankruptcy in 2000.  Our ability to generate net income is influenced by a number of factors that are difficult to predict, including changes in global and regional economic conditions and international trade.  For example, the losses and bankruptcy in 2000 were attributable in part to the acute decline in the Asian and South American economies in 1998 and 1999.  Future losses may prevent us from implementing our growth strategies.

Foreign currency exchange rates may adversely affect our results.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates.  We incur approximately 9.1% of our operating expenses in currencies other than U.S. dollars.  At December 31, 2007, approximately 6.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.  Therefore, when the U.S. dollar weakens in relation to the currencies of the countries where we incur expenses, our U.S. dollar reported expenses increase and our income will decrease.  Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our operating results.

Risks Factors Relating to Our Corporate Structure

International, the issuer of our common shares, is a holding company and depends on the ability of its subsidiaries to distribute funds to it in order to meet its financial obligations.

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

We have relied, and will continue to rely, to a significant degree upon affiliated service companies.

We have relied upon and continue to rely upon TBS Commercial Group, and Beacon Holding Ltd. (“Beacon”) affiliated service companies, for agency services that are critical to our business.  See section 7 and Management’s Discussions and Analysis of Financial Condition and Results of Operations – Significant Related Party Transactions for additional information.  TBS Commercial Group and Beacon employ sales and customer service professionals in more than 15 countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers.  Our business, results of operations and liquidity may be materially adversely affected if we lose our relationship with TBS Commercial Group or Beacon, or they become unable to perform these services or their key employees leave their respective company.

TBS Commercial Group is a privately held company, and there is little or no publicly available information about it.

The ability of TBS Commercial Group to continue providing critical services for our benefit will depend in part on its own financial strength.  Circumstances beyond our control could impair its financial strength and, because TBS Commercial Group is privately held, it is unlikely that information about its financial strength would become public.  As a result, an investor in our Class A common shares might have little advance warning of problems affecting TBS Commercial Group, even though these problems could have a material adverse effect on us.

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

Some of the restrictions contained in our credit facilities will limit our ability to:

•	create certain liens;
•	create, incur or assume additional indebtedness;
•	make or hold certain investments;
•	merge, dissolve, liquidate consolidate or dispose of all or substantially all of our assets;
•	declare or pay dividends or make other distributions;
•	purchase, redeem, or retire any capital stock or other equity interest or return any capital;
•	materially change our business;
•	engage in transactions with affiliates; and
•	enter into burdensome agreements.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

Our credit facilities require us to maintain specified financial ratios and satisfy financial covenants.

We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.   Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants or our inability to maintain the required financial ratios under our credit facilities could result in a default.  If a default occurs under any of our credit facilities, the lender could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, any acceleration of the debt outstanding under the credit facilities or other agreement upon a declaration of default could result in a default under our other credit facilities.

If we default under any of our loan agreements, we could forfeit our rights in our vessels.

We have pledged substantially all of our vessels and related collateral as security to the lenders under our loan agreements.  Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

Risk Factors Related to Our Common Shares

We are a Bermuda company, and it may be difficult for shareholders to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company.  As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws.  The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions.  A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws.  It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.  These provisions will provide for:

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

    We lease three properties, two of which are used by TBS’s service company subsidiaries Roymar and TBS Shipping Services for the administration of their operations, and the third is vacant land. Our principal office, which is leased through our subsidiary TBS Shipping Services is located in Yonkers, New York and is approximately 15,000 square feet.  The office space is leased from our chairman and chief executive officer. In January 2008, we renegotiated the lease to allow TBS Shipping Services to have five one-year renewal options instead of five three-year renewal options as provided in the previous lease.  This was done to give TBS Shipping Services more flexibility in developing its long term facility plan. The present lease expires December 31, 2008, and contains five one-year renewal options.  The lease provides for same monthly rent of $20,000, plus operating expenses including real estate taxes. Through our subsidiary Roymar we lease approximately 10,520 square feet of office space located in Scarsdale, New York. Roymar renewed its lease under the first of two one-year renewal options though October 31, 2008. The lease requires Roymar to pay monthly rent of $25,058 and additional rent for real estate tax escalations.  We also lease undeveloped land in the Calhoun County Navigation District, Port Comfort, Texas.  The lease, which has a term of ten years expiring December 31, 2015, provides for monthly rent of $6,000.

We believe that our facilities are generally adequate for current and anticipated future use.

 Item 3. Legal Proceedings

In connection with the acquisition of the vessel Sea Pantheon (renamed Tamoyo Maiden), the Company, through a subsidiary, sought damages for the cost of repairs and loss of hire related to ballast tank contamination discovered after delivery of the vessel. Arbitration proceedings took place in April 2006, before an arbitration tribunal selected by the Company and the seller, as disclosed in our quarterly report for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006. On September 4, 2006, the Arbitrator issued a decision in our favor, finding that the seller was in breach of the contract and that the seller is responsible for the cost of repair and cleaning. We received an award of $1.0 million in November 2007.

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

 Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

From the start of trading of our stock on June 24, 2005, the Class A Common Shares of TBS International Limited traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol "TBSI".  We transferred the listing of our Class A Common Shares from the NASDAQ Global Market to the NASDAQ Global Select Market on October 11, 2007.

The following table sets forth for the periods indicated, since our initial public offering, the high and low prices for the common shares as reported on the NASDAQ Global Select Market:

Year Ended December 31, 2007	HIGH	LOW
Fourth Quarter	$71.03	$29.51
Third Quarter	$44.49	$27.71
Second Quarter	$28.40	$11.98
First Quarter	$11.99	$8.16

Year Ended December 31, 2006	HIGH	LOW
Fourth Quarter	$8.90	$7.44
Third Quarter	$7.81	$5.75
Second Quarter	$6.75	$5.33
First Quarter	$7.85	$6.05

Year Ended December 31, 2005	HIGH	LOW
Fourth Quarter	$10.98	$5.82
Third Quarter	$12.94	$9.21
Second Quarter	$10.15	$10.00

The graph below sets forth a comparison of the change in the cumulative total shareholder return on the Company's Class A common shares against the cumulative total return of  the NASDAQ Composite Index, a broad-based market index, and the NASDAQ Transportation Index, a peer group of common stocks of companies in the transportation industry.  The graph covers the period from the closing price on the date of our initial public offering (June 24, 2005) to the closing price on December 31, 2005, 2006 and 2007,  assuming an initial investment of $100.

	June 24, 2005	December 31, 2005	December 31, 2006	December 31, 2007

TBS International Limited ("TBSI")	100.00	65.42	86.11	325.71
NASDQ Transporation Index	100.00	117.70	124.67	129.06
NASDQ Composite Index	100.00	107.21	117.42	128.94

Holders

As of March 5, 2008, there were 12,966 holders of record of our Class A Common Shares and 12 holders of record of our Class B Common Shares.

Dividend and Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. Because International is a holding company with no material assets other than the stock of its subsidiaries, its ability to pay dividends will depend on the earnings and cash flow of its subsidiaries and their ability to pay dividends to International. Provisions of our debt instrument and related loan agreements with The Royal Bank of Scotland prevent one of our subsidiaries from paying dividends to us. Provisions of our debt instrument and related loan agreements for our syndicated credit facility allow the subsidiaries borrowing under the credit facility to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% of our prior year's consolidated net income. These restrictions may restrict International's ability to pay dividends on our common shares.

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

Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2007 is disclosed in note "16 -- Stock Plans” to our consolidated financial statements.

Exchange Control

The Bermuda Monetary Authority has classified us as a non-resident of Bermuda for exchange control purposes. Accordingly, there are no Bermuda exchange control restrictions on our ability to engage in transactions in currencies other than Bermuda dollars, to transfer funds in and out of Bermuda or to pay dividends to non-Bermuda residents who are shareholders, other than in Bermuda dollars. The Bermuda Monetary Authority has given its consent for the issue and free transferability of all of our common shares to and between non-residents of Bermuda for exchange control purposes and for the issue or transfer of up to 20% of our shares TO PERSONS resident in Bermuda, provided our shares remain listed on an appointed stock exchange. The issue and transfer of more than 20% of our shares involving any persons resident in Bermuda for exchange control purposes may require prior authorization from the Bermuda Monetary Authority. Approvals or permissions given by the Bermuda Monetary Authority do not constitute a guarantee by the Bermuda Monetary Authority as to our performance or our creditworthiness. Accordingly, in giving such consent or permissions, the Bermuda Monetary Authority shall not be liable for the financial soundness, performance or default of our business.

Bermuda Taxation

Under current law, no income, withholding or other taxes or stamp, registration or other duties are imposed in Bermuda upon the issue, transfer or sale of our shares, or payments made in respect of the shares.  As of the date hereof, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable in respect of capital gains realized on a disposition of securities issued by us or in respect of distribution by us with respect to our securities.  There currently is no reciprocal tax treaty between Bermuda and the United States.

Item 6. Selected Financial Data

The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for share and per share amounts)
Revenue
Voyage revenue	$264,193	$189,012	$175,596	$157,794	$119,528
Time charter revenue	88,365	63,114	71,456	50,746	23,625
Other revenue	3,047	1,460	979	267	193
Revenue	355,605	253,586	248,031	208,807	143,346

Operating expenses
Voyage	92,482	83,254	75,291	60,692	52,454
Vessel	85,958	63,205	68,711	77,145	61,192
Depreciation and amortization of vessels
and other fixed assets (1)	36,022	29,867	19,537	11,005	7,776
Management fees			2,624	4,414	3,864
General and administrative	38,703	27,256	17,618	7,347	6,464
Loss (gain) from sale of vessels (2)	814	(2,180)			9,905
Operating expenses	253,979	201,402	183,781	160,603	141,655
Income from operations	101,626	52,184	64,250	48,204	1,691

Other (expenses) and income
Interest expense	(10,394)	(11,577)	(9,346)	(5,148)	(5,145)
Interest and other income	983	1,810	752	111	68
(Loss) gain on early extinguishment of debt (2) (3)		(3,357)			2,373
Gain on sale and insurance recovery of vessel (4)	6,034
Deemed preference dividends and accretion					(829)
Total other (expenses) and income	(3,377)	(13,124)	(8,594)	(5,037)	(3,533)

Net (loss) income	98,249	39,060	55,656	43,167	(1,842)

Deemed preference dividends and accretion (7)					(797)
Amount allocated to participating preferred shareholders			(5,706)	(11,843)
Net income (loss) available for common shareholders	$98,249	$39,060	$49,950	$31,324	$(2,639)

Net (loss) income per common share
Basic	$3.51	$1.40	$2.28	$3.07	$(0.26)
Diluted	$3.50	$1.39	$2.05	$1.54	$(0.26)
Weighted average common shares outstanding
Basic (5)	28,029,340	27,998,843	21,870,160	10,187,795	10,187,795
Diluted (5) (6)	28,066,736	28,088,310	24,310,909	20,385,775	10,187,795

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,498	$12,007	$27,158	$21,674	$8,641
Working capital	1,744	(3,816)	(866)	10,831	8,663
Total assets	559,113	403,091	344,671	159,929	83,610
Long-term debt, including current portion	180,166	125,804	105,737	38,511	6,097
Obligations under capital leases, including
current portion		21,355	24,703	34,642	42,637
Mandatorily redeemable preference shares (7)					14,382
Total shareholders' equity	319,563	223,604	184,207	65,996	8,597

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Operating Data:
Controlled vessels (at end of period) (8)	36	34	31	18	13
Chartered vessels (at end of period) (9)	1	1	6	10	11
Voyage Days (10)	11,868	12,119	10,885	8,892	9,033
Vessel days (11)	13,236	12,701	11,264	9,138	9,116
Tons of cargo shipped (12)	6,621	4,368	3,170	3,658	5,907
Revenue per ton (13)	$39.90	$43.27	$55.39	$43.13	$20.24
Tons of cargo shipped, excluding
aggregates (12)(14)	3,447	3,227	3,092	2,837	2,582
Revenue per ton, excluding
aggregates (14)	$69.52	$55.25	$56.58	$52.79	$39.27
Chartered-out days	3,659	4,301	4,257	2,780	2,439
Chartered-out rate per day	$24,150	$14,674	$16,785	$18,254	$9,686

(1)
Depreciation and amortization expense through December 31, 2004 was computed on the basis of 25-year useful lives for our vessels and, beginning on January 1, 2005 was computed on the basis of 30-year useful lives for our vessels. The change in estimated useful life reflects a change in the industry's expected commercial life of a vessel, as demonstrated by the strong market prices realized on older vessels. The impact of this change in estimate for 2007, 2006 and 2005 increased our net income by $38.9 million, $37.2 million and $19.1 million, respectively. Approximately 68% or $26.3 million of the $38.9 million impact of the change in estimate for 2007, approximately 69% or $25.7 million of the $37.2 million impact of the change in estimate for 2006, and approximately 59% or $11.3 million of the $19.1 million impact of the change in estimate for 2005, relates to vessels that we acquired after we made the change.  As a result of this change in estimate, basic earnings per share and diluted earnings per share increased by $1.39 per share and $1.39 per share, respectively, for the year ended December 31, 2007, $1.33 per share and $1.32 per share, respectively, for the year ended December 31, 2006 and $0.87 per share and $0.78 per share, respectively, for the year ended December 31, 2005.  Excluding vessels acquired after the change in estimate subsequent to 2004, the impact of this change in estimate increased net income, basic earnings per share and diluted earnings per share by $12.6 million, $0.45 per share and $0.45 per share, respectively, for the year ended December 31, 2007, $11.5 million, $0.41 per share and $0.41 per share, respectively, for the year ended December 31, 2006 and $7.8 million, $0.36 per share and $0.32 per share, respectively, for the year ended December 31, 2005.

(2)
The 2007 and 2006 loss (gain) on sale of vessels represents the loss on the sale of the Maya Princess of $0.8 million and gain on the sale of the Dakota Belle of $2.2 million. In 2003, the amount of loss on sale of vessels represents the excess of the book value over the price paid to us for the seven vessels that we sold in December 2003 and one vessel that we sold in October 2003. We used the proceeds from the December 2003 sale to repurchase outstanding senior secured debt relating to the sold vessels, on which we recorded a gain of $2.4 million that was reported as gain on early extinguishment of debt.

(3)
In 2006 the loss on early extinguishment of debt represents the write-off of unamortized debt finance costs of $1.3 million and the payment of loan prepayment fees of $2.1 million when we repaid most of our then existing credit facilities in July 2006 with our $140.0 million syndicated credit facility.

(4)
For the year ended December 31, 2007, we had a gain on the sale and insurance recovery of the Huron Maiden.  The vessel was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia on March 9, 2007.  On April 4, 2007, the vessel was declared a constructive total loss.  Accordingly, we received a net amount of $8.0 million from our Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million.  We retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.8 million.  After expenses in connection with the accident and the sale of the vessel of approximately $1.2 million we realized a gain on the casualty and sale of the vessel of approximately $6.0 million.

(5)
Basic and diluted weighted average common shares for 2002 through 2004 reflect the 2.5 to 1 adjustment for the consolidation and redesignation of common shares made June 29, 2005. See notes "14 - Equity Transactions" and "18 - Earnings Per Share" to our consolidated financial statements.

(6)
Diluted weighted average common shares outstanding for 2007 and 2006 includes 37,396 and 89,467 weighted average common shares, respectively, relating to the restricted Class A common shares granted to our employees and independent directors. Diluted weighted average common shares outstanding for 2005 includes 2,387,497 weighted average common shares issuable under the exercise of warrants and 53,252 weighted average common shares relating to the restricted Class A common shares granted to our chief financial officer and to our independent directors at the time of our initial public offering. Diluted weighted average common shares outstanding for 2004 includes 10,197,980 common shares issuable on the exercise of exercisable warrants.

(7)
Mandatorily redeemable preference shares were classified as a liability as of December 31, 2003 in accordance with FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which became effective for us during the third quarter ended September 30, 2003.

(8)	Controlled vessels are vessels that we own or charter-in with an option to purchase. As of December 31, 2007, two vessels in our controlled fleet were chartered-in with an option to purchase.

(9)	Represents both vessels that we charter-in under short-term charters (less than one year at the start of the charter) and charter-in of vessels under long-term charters without an option to purchase.

(10)	Represents the number of days controlled and time-chartered vessels were operated by us, excluding off-hire days.

(11)
Represents the number of days that relate to vessel expense for controlled and time-chartered vessels. Vessel expense relating to controlled vessels is based on a 365-day year. Vessel expense relating to chartered-in vessels is based on the actual number of days we operated the vessel, excluding off-hire days.

(12)	In thousands.

(13)
Revenue per ton is a measurement unit for cargo carried that is dependent upon the weight of the cargo and has been calculated using number of tons on which revenue is calculated, excluding time charter revenue.

(14)
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

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is a discussion of our financial condition at December 31, 2007 and 2006 and our results of operations comparing the years ended December 31, 2007 and 2006  and years ended December 31, 2006 and 2005.  You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Annual Report.

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

Drydocking

Since December 31, 2004, our fleet has grown from 18 to 36 vessels. These vessels must be drydocked twice during a five -year cycle. Thus, our controlled fleet of 36 vessels at December 31, 2007, would result in 72 drydockings over five years or an average of 14 vessels per year. The vessels that we acquired in expanding our fleet were of varying ages and had differing drydock and survey positions; consequently, we experienced increased drydocking days in 2007 relative to prior years.

We strive to maintain and upgrade our vessels to the highest standards.  The vessels in our fleet have an average age of 21 years; accordingly, we have decided to accelerate the timing of steel renewals and reinforcements on many of the vessels scheduled for drydocking in 2007 and 2008.  We expect that these renewals and reinforcements would have been required in the next five to ten years.

In addition, we invested approximately $4.2 million to retrofit the Seminole Princess and Laguna Belle by installing tweendecks in three holds in each vessel.  The retrofittings of the Seminole Princess and Laguna Belle were completed in July 2007 and October 2007, respectively, and gives us extra flexibility in employing these vessels in our business.

During 2007, 21 vessels, requiring approximately 5,250 metric tons of steel, were in drydock for 1,044 days.  A summary by quarter is as follows:

	Number of vessels entering drydock during quarter	Number of drydock days during quarter	Approximate metric tons of steel installed

First Quarter 2007	7	212	1,673
Second Quarter 2007	7	350	1,882
Third Quarter 2007 (a)	5	261	585
Fourth Quarter 2007	4	221	1,100
Total for 2007		1,044	5,240

(a)	Includes a second drydock of the Tayrona Princess and Apache Maiden, which had drydocked for a period during the first quarter. A total of 21 vessels were drydocked during 2007.

    The number of drydocking days in 2007 include 246 days for the Biloxi  Belle, Tayrona Princess and Apache Maiden.  The Biloxi Belle required more work than initially anticipated and we experienced problems at the initial repair shipyard used to drydock the Tayrona Princess and Apache Maiden. Consequently, we needed to drydock the Tayrona Princess and Apache Maiden a second time at a different repair shipyard. The 2007 drydocking days also included extra days during the drydocking of the Seminole Princess and Laguna Belle for the installation of retractable decks in three of the cargo holds in each vessel,  converting these ships from bulk carriers to tweendeckers.  Total drydock days for the Seminole Princess and Laguna Belle were 149 days. Excluding the drydock days for these five vessels, which totaled 395 days, dry dock for the remaining 16 vessels was 649 days.

    Our preliminary quarterly drydock schedule of vessels anticipated to be drydocked during 2008, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Anticipated Number of vessels entering drydock during quarter	Anticipated Number of drydock days during quarter	Estimated metric tons of steel to be installed
First Quarter 2008	5	139	880
Second Quarter 2008	5	179	880
Third Quarter 2008	3	93	205
Fourth Quarter 2008	4	115	760
Total for 2008	17	526	2,725

We estimate that vessel drydockings that require less than 75 metric tons of steel renewal will take from 25 to 30 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 40 to 65 days. Our estimates are based on current and anticipated congestion in the Chinese repair shipyards, which could be adversely affected by any unanticipated weather or congestion in the shipyard. Further, our 2008 drydock schedule is subject to changes based on unanticipated commercial needs of our business.

    Components of revenue and expense

We report our revenue as voyage revenue reflecting the operations of our vessels in our principal services transporting customers' cargo, and charter revenue reflecting the operations of our vessels that have been chartered out to third parties. Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period. Estimated profits from voyages in progress are recognized on a percentage of completion basis by prorating the estimated total final voyage revenue and expenses using the ratio of voyage days completed through period end to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis. When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through period end. Vessel operating expenses for both voyage and time charters are expensed as incurred.

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons and the freight rates.

Time charter revenue consists of a negotiated daily hire rate for the duration of a charter. The key factors driving time charter revenue are the number of days vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port costs, stevedoring, commissions and lashing materials, which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses  for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). The costs are paid by our subsidiaries.

Depreciation and amortization expense is computed for vessels and vessel improvements on the remaining useful life of each vessel, which is estimated as the period from the date we put the vessel into service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Drydock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.  Other fixed assets, consisting principally of computer hardware, software and office equipment are depreciated on a straight-line basis using useful lives of from three to seven years. Grabs are depreciated on a straight-line basis using useful lives of ten years.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

Management fees  The Company uses two subsidiary management companies to perform all its operational functions.  Roymar provides technical ship management (obtaining crews, coordinating maintenance and repairs, drydocking, etc.) and receives a monthly, per vessel, management fee of $12,029.   TBS Shipping Services provides operational management (arranging insurance, claims processing, general administrative services and port agent services) and commercial agency services. A monthly, per vessel management fee of $8,447 is paid for operational management services and a commission of approximately 2.5% of revenue is paid for commercial agency services.  Management fees paid to Roymar and TBS Shipping Services and commissions paid to TBS Shipping Services are fixed under agreements that originally were negotiated during our Chapter 11 proceeding, which we emerged from in February 2001.  After June 2005, when we purchased all the stock of TBS Shipping Services and Roymar, management fees and intercompany commissions have been eliminated in consolidation.

Commissions on freight and port agency fees are paid to TBS Commercial Group, which is a company that is owned by our principal shareholders.  Management fees and commissions paid to TBS Commercial Group are fixed under agreements that originally were negotiated during our Chapter 11 proceeding with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and were approved by our board of directors. Renewal of the current management agreements with TBS Commercial Group and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group are subject to approval by the compensation committee of our board of directors.  The compensation committee of our board of directors approved, effective October 1, 2007, additional commissions of 1.25% of freight revenue for commercial agency services provided by subsidiaries of TBS Commercial Group and an increase of approximately 33 1/3%   in port agency fees for agency services provided by most subsidiaries of TBS Commercial Group and Beacon.  A higher increase was approved for the Brazilian and Colombian agents to reflect the greater currency appreciation that occurred in those countries.

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

The Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 98-3 states that "for a transferred set of activities and assets to be a business, it must contain all of the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its output to customers." The purchase of a vessel alone cannot operate or generate revenue or constitute a business operation without the significant inputs and processes that we provide, as described below:

•	We provide our own captains, senior officers and crew to the vessels.
•
The vessels are managed by our subsidiary Roymar. All of the functions of vessel management, from technical ship management to crewing, vessel maintenance and drydocking, are conducted by Roymar, in a manner different from the prior manager, according to our exacting standards.

•
The necessary commercial activities - maintaining customer relationships, providing local teams of commercial agents and port captains, offering transportation management skills and logistics solutions -- are provided by our subsidiary TBS Shipping Services and our affiliate TBS Commercial Group in a manner different from the former owners.

•	The vessels will operate under our trade name and carry our distinctive Native Peoples’ naming convention.

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

In short, all of the most important elements of operating the assets -- in fact, all of the elements of the business of ocean transportation other than the vessels themselves -- are not being purchased with the vessels but will depend on our skill and expertise.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year Ended December 31,
	2007		2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$264,193	74.3	$189,012	74.5	$75,181	39.8
Time charter revenue	88,365	24.8	63,114	24.9	25,251	40.0
Other revenue	3,047	0.9	1,460	0.6	1,587	108.7
Total revenue	355,605	100.0	253,586	100.0	102,019	40.2

Voyage expense	92,482	26.0	83,254	32.8	9,228	11.1
Vessel expense	85,958	24.2	63,205	24.9	22,753	36.0
Depreciation and amortization	36,022	10.1	29,867	11.8	6,155	20.6
General and administrative	38,703	10.9	27,256	10.8	11,447	42.0
Loss (Gain) from sale of vessel	814	0.2	(2,180)	(0.9)	2,994	(137.3)
Total operating expenses	253,979	71.4	201,402	79.4	52,577	26.1
Income from operations	101,626	28.6	52,184	20.6	49,442	94.7
Other (expenses) and income
Interest expense	(10,394)	(2.9)	(11,577)	(4.6)	1,183	(10.2)
Loss on early extinguishment of debt			(3,357)	(1.3)	3,357	(100.0)
Gain on sale and insurance recovery of vessel	6,034	1.7			6,034
Interest and other income	983	0.3	1,810	0.7	(827)	(45.7)
Net income	$98,249	27.7	$39,060	15.4	$59,189	151.5

Voyage revenue

Voyage revenue for 2007 as compared to 2006 increased 39.8% primarily due to an increase in revenue tons carried offset by a decrease in freight rates. As mentioned in components of revenue and expense above, the key factors driving voyage revenue are revenue tons, freight rates, freight voyage days, and the number of vessels in the fleet.

Revenue tons carried for 2007 as compared to 2006 increased 2,253,694 tons or 51.6% to 6,621,473 tons for 2007 from 4,367,779 tons for 2006.  We expanded our TBS Middle East service in 2007, which increased the aggregate bulk cargo we carried and, consequently, was the principal reason for the increase in revenue tons.  We also started the Mediterranean Service during the third quarter of 2007, which increased the number of voyages and, consequently, the revenue tons carried during 2007 as compared to 2006.

Freight rates, not under contracts, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.   Average freight rates for 2007, as compared to 2006, decreased $3.37 per ton or 7.8% to $39.90 per ton for 2007 from $43.27 per ton for 2006. The decrease in average freight rates in 2007 was principally caused by an increase in the proportion of low freighted aggregates carried to the total revenue tons carried.  Excluding this type of bulk cargo, average freight rates would have been $69.52 per ton and $55.25 per ton for 2007 and 2006, respectively.  The table below shows the revenue tons carried for all cargos, cargos excluding aggregates and only aggregate bulk cargo carried.

For 2007 and 2006 we had contracts of affreightment under which we carried approximately 4,213,506 and 1,947,261 revenue tons and generated $89.6 million and $56.1 million of voyage revenue, respectively. Contracts of affreightment outstanding at December 31, 2007 expire through May 2009.

The weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, revenue tons carried, and freight rates for the years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006

Average number of vessels (1)	22	21
Freight voyage days (2)	8,209	7,818
Days on hire (3)	8,292	8,102
Revenue tons carried (4)
For all cargoes	6,621,473	4,367,779
Excluding aggregates	3,447,014	3,226,949
Aggregates	3,174,459	1,140,830
Freight Rates (5)
For all cargoes	$39.90	$43.27
Excluding aggregates	$69.52	$55.25
Daily time charter equivalent rates (6)	$20,679	$12,650

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a ton measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per ton.
(6)
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

The following table shows revenues attributed to our principal cargoes:

	Year Ended December 31,
	2007		2006		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$91,812	34.8	$68,921	36.5	$22,891	33.2
Agricultural products	46,011	17.4	23,152	12.2	22,859	98.7
Metal concentrates	39,264	14.9	27,473	14.5	11,791	42.9
Aggregates	24,573	9.3	10,719	5.7	13,854	129.2
Other bulk cargo	20,159	7.6	14,308	7.6	5,851	40.9
Rolling stock	13,119	5.0	9,739	5.2	3,380	34.7
Fertilizers	10,001	3.8	6,499	3.4	3,502	53.9
General cargo	5,776	2.2	6,878	3.6	(1,102)	(16.0)
Automotive products	5,348	2.0	4,568	2.4	780	17.1
Project cargo	2,763	1.0	11,884	6.3	(9,121)	(76.8)
Other	5,367	2.0	4,871	2.6	496	10.2
Total voyage revenue	$264,193	100.0	$189,012	100.0	$75,181	39.8

Time charter revenue

Time charter revenue increased 40.0% for 2007 as compared to 2006. As mentioned in components of revenue and expense above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Average charter hire rate increased $9,476 per day, or 64.6%, to $24,150 per day for 2007 from $14,674 per day for 2006. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The increase in average time charter rates for 2007 as compared to 2006 is reflective of the strong worldwide shipping markets.

During 2007 we chartered-out fewer vessels due to the increased use of our controlled vessels in our established voyage business and the reduced number of vessels available due to a heavy 2007 drydock schedule; accordingly, time charter days decreased.

During 2007 and 2006, we had two vessels (the Navajo Princess and Inca Maiden) chartered-out with NYK, since January 2004 and November 2003, respectively. These charters are renewable every six months. The average daily rate for both vessels for 2007 was $16,869 and for 2006 $14,218, which made up $11.6 million and $10.1 million of time charter revenue, respectively. At December 31, 2007, these time charters expire through September and July 2008, respectively.

The number of vessels time chartered out, time charter days, and daily charter rates for the years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006

Number of vessels (1)	10	12
Time Charter days (2)	3,659	4,301
Daily charter hire rates (3)	$24,150	$14,674
Daily time charter equilvent rates (4)	$22,374	$13,604

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

The following table shows the change in the number of freight voyage days and time charter out days for 2007 as compared to 2006.

	Twelve Months Ended December 31,
	2007	2006	Increase (Decrease)

Freight voyage days	8,209	7,818	391	5.0%
Time charter out days	3,659	4,301	(642)	-14.9%
Total voyage days	11,868	12,119	(251)	-2.1%

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense as well as commissions and bunker fuel costs.

The principal components of voyage expense are as follows:

	Year Ended December 31,
	2007			2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$39,427	42.6	11.1	$37,041	44.5	14.6	$2,386	6.4	(3.5)
Commission expense	16,285	17.6	4.6	10,365	12.4	4.1	5,920	57.1	0.5
Port call expense	17,225	18.6	4.8	17,023	20.4	6.7	202	1.2	(1.9)
Stevedore and other
cargo-related expense	11,072	12.0	3.1	11,968	14.4	4.7	(896)	(7.5)	(1.6)
Miscellaneous voyage
expense	8,473	9.2	2.4	6,857	8.3	2.7	1,616	23.6	(0.3)
Voyage expense	$92,482	100.0	26.0	$83,254	100.0	32.8	$9,228	11.1	(6.8)

Voyage expense increased 11.1% for 2007 as compared to 2006, principally due to an increase in commission and fuel expense.

The 6.8% decrease in voyage expense as a percentage of total revenue to 26.0% of total revenue for 2007 as compared to 32.8% of total revenue for 2006, was primarily due to the increase in revenue, which increased at a rate greater than voyage expense.

Commission expense is based on the amount of revenue. The 57.1% increase in commission expense for 2007 as compared to 2006 was primarily due to the increase in revenue, and to a lesser extent, an increase in the rate of commissions paid to our unconsolidated affiliate TBS Commercial Group that was effective October 1, 2007.

The 6.4% increase in fuel expense was due to an increase in the average price per metric ton ("MT") partially offset by a decrease in consumption. For 2007, the average price per MT increased to $402 per MT as compared to $367 per MT for 2006. Consumption decreased for 2007 to 97,985 MT from 100,930 MT for 2006. Average fuel cost per freight voyage day was $4,803 during 2007 and $4,738 during 2006.

Port call expense for 2007 as compared to 2006 was flat. The key factors driving port call expense are the number of port calls, port days and the cost structure of the ports called on. The number of port calls increased  to 894 port calls for 2007 from 853 port calls for 2006, primarily due to the commencement of the TBS Mediterranean Service, which began during the third quarter 2007. However, the number of port days remained relatively unchanged at 3,970 port days for 2007 and 3,969 port days for 2006.

The 7.5% decrease in stevedore and other cargo-related expense for 2007 as compared to 2006 was primarily due to a change in the mix of revenue booked under different shipping terms.   Stevedore and other cargo-related expenses fluctuate based on cargo volumes and the shipping terms under which the cargo is booked.  The increase in stevedore and other cargo-related costs due to the increase in cargo volumes was offset by an increase in cargo booked under "free-in free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

The 23.6% increase in miscellaneous voyage expense for 2007 as compared to 2006 was principally due to an increase in despatch and higher container overhead costs.  Despatch is an incentive payment we pay to a charterer when cargo is loaded and unloaded faster than agreed.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet such as maintenance, insurance, and crewing expenses and charter hire for vessels that we charter in, that are not allocated to a specific voyage.

The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2007		2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$22,905	26.6	$16,503	26.1	$6,402	38.8
Owned vessel expense	56,856	66.1	44,750	70.8	12,106	27.1
Controlled vessel expense	6,073	7.1			6,073
Space charter expense	124	0.2	1,952	3.1	(1,828)	(93.6)
Vessel expense	$85,958	100.0	$63,205	100.0	$22,753	36.0

The 36.0% increase in vessel expense in 2007 as compared to 2006 was primarily due to an increase in our owned and controlled vessels expense and increased hire rates that we paid for chartered-in vessels.

The 38.8% increase in chartered-in vessels in 2007 as compared to 2006 was due to the average charter-in rate per day we paid to charter in vessels increasing $9,667 per day to $ 24,629 per day for 2007 as compared to $14,962 per day for 2006.  The higher cost due to the increase in charter-in rates was partially offset by a decrease in days that vessels were chartered-in. We chartered-in vessels for 930 days during 2007 as compared to 1,103 days during 2006 because of an increase in our controlled fleet, which decreased our demand for charter-in vessels.

The 27.1% increase in owned vessel expense in 2007 as compared to 2006 was due to an increase in the average operating expense day rate of $762 per day to $4,620 for 2007 as compared to $3,858 per day for 2006, which was principally due to increases in the cost of lubes and maintenance and repairs. The increase was also due to an increase in the average number of controlled vessels, which increased the number of vessel days.  Vessel days are the total days we operated our controlled vessels which increased 708 days to 12,306 days during 2007 from 11,598 days during 2006.

Controlled vessel charter expense was $6.1 million for the year ended December 31, 2007 as compared to no expense for the same period in 2006. Controlled vessel charter expense relates to a sale-leaseback transaction entered on January 31, 2007 for the Seminole Princess and Laguna Belle, which were chartered back under a bareboat charter party.

Vessel expense as a percentage of total revenue decreased 0.7% to 24.2% of total revenue for 2007 as compared to 24.9% of total revenue for 2006, primarily due to a greater increase in revenue relative to a lower increase in vessel expense.

Depreciation and amortization

The increase in depreciation and amortization expense to $36.0 million in 2007 from $29.9 million in 2006 was due principally to additional depreciation and amortization on vessel improvements and drydockings made during 2007.  The growth of our owned/controlled fleet, which increased to an average of 34 vessels for the year ended December 31, 2007 as compared to an average of 32 vessels for the year ended December 31, 2006, also added to the increase in depreciation and amortization.

General and administrative expense

   The $11.4 million increase in general and administrative expense for 2007 as compared to 2006 was primarily due to an increase in salary and related expenses of $10.2 million.  We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the years ended December 31, 2007 and 2006, we made cash bonus payments to our officers and employees of $10.2 million and $4.6 million, respectively.  The remaining increase in salary and related expenses was principally due to a build up of higher staff levels necessary to manage an anticipated 50 vessel fleet and to a lesser extent, higher stock-based compensation costs.  We anticipated that stock-based compensation costs will increase substantially by approximately $1.9 million in 2008 because of equity grants made during 2007.

Loss (gain) from sale of vessels

        The loss in 2007 represents the sale, on March 13, 2007, of the vessel Maya Princess for $13.0 million.  The loss on sale was $0.8 million after deducting the cost of vessel and improvements less accumulated depreciation, and other closing costs.  The gain in 2006 represents the sale on September 6, 2006, of the vessel Dakota Belle, for $3.2 million.  The gain on sale was $2.2 million after deducting the cost of the vessel and improvements less accumulated depreciation, and other closing costs.

Income from operations

The increase in income from operations for 2007 as compared to 2006 was mainly attributable to an increase in revenue resulting from increased freight rates.  This increase in revenue was offset by an increase in voyage expense, particularly commission expense, as well as vessel expense, depreciation, and general and administrative expenses.  For the same reasons, our operating margin increased to 28.6% for 2007 from 20.6% for 2006.

Interest expense

    Interest expense decreased $1.2 million for 2007 as compared to 2006 principally due to lower debt levels, which averaged $102.2 million during 2007 and $119.4 million 2006, and interest capitalized during 2007 in connection with vessels under construction. The decrease was partially offset by higher bank fees, higher deferred financing cost amortization and a decrease in the valuation of an interest rate swap agreement that did not qualify for hedge accounting. During 2007, we capitalized interest of $1.8 million directly related to The Royal Bank of Scotland credit facility for the new vessel building program and interest of $1.1 million imputed on construction in progress payments funded with cash flows from operations and other debt, as required by generally accepted accounting principals.

Loss on extinguishment of debt

The loss on extinguishment of debt in 2006 was due to costs incurred in connection with the refinancing of our debt that was completed on July 31, 2006.  It includes $2.1 million paid in early repayment fees and $1.3 million in write-offs of unamortized debt finance costs.

Gain on sale and insurance recovery of vessel

The Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia on March 9, 2007.  On April 4, 2007, the vessel was declared a constructive total loss.  Accordingly, we received a net amount of $8.0 million from our Hull & Machinery/Increased Value insurances after a scrap value credit of $2.0 million.  We retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.8 million.  After deducting the cost of vessel and improvements less accumulated depreciation and expenses incurred in connection with the accident and the sale of the vessel the Company realized a gain on the sale of the vessel and insurance recovery of approximately $6.0 million.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

	Year Ended December 31,
	2006		2005		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$189,012	74.5	$175,596	70.8	$13,416	7.6
Time charter revenue	63,114	24.9	71,456	28.8	(8,342)	(11.7)
Other revenue	1,460	0.6	979	0.4	481	49.1
Total revenue	253,586	100.0	248,031	100.0	5,555	2.2

Voyage expense	83,254	32.8	75,291	30.3	7,963	10.6
Vessel expense	63,205	24.9	68,711	27.7	(5,506)	(8.0)
Depreciation and amortization	29,867	11.8	19,537	7.9	10,330	52.9
Management fees			2,624	1.1	(2,624)	(100.0)
General and administrative	27,256	10.8	17,618	7.1	9,638	54.7
Gain from sale of vessel	(2,180)	(0.9)			(2,180)
Total operating expenses	201,402	79.4	183,781	74.1	17,621	9.6
Income from operations	52,184	20.6	64,250	25.9	(12,066)	(18.8)
Other (expenses) and income
Interest expense	(11,577)	(4.6)	(9,346)	(3.8)	(2,231)	23.9
Gain (loss) on early extinguishment of debt	(3,357)	(1.3)			(3,357)
Other income	1,810	0.7	752	0.3	1,058	140.7
Net income	$39,060	15.4	$55,656	22.4	$(16,596)	(29.8)

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

The weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time chartered out, and freight rates for the years 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005

Number of vessels (1)	21	18
Freight voyage days (2)	7,818	6,628
Days on hire (3)	8,102	7,007
Freight Rates (4)
For all cargoes	$43.27	$55.39
Excluding aggregates	$55.25	$56.58
Daily time charter equivalent rates (5)	$12,650	$14,456

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a ton measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

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

The following table shows revenues attributed to our principal cargoes:

	Year Ended December 31,
	2006		2005		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%

Steel products	$68,921	36.5	$71,952	41.0	$(3,031)	(4.2)
Metal concentrates	27,473	14.5	26,070	14.8	1,403	5.4
Other bulk cargo	25,027	13.3	20,485	11.7	4,542	22.2
Agricultural products	23,152	12.2	8,426	4.8	14,726	174.8
Project cargo	11,884	6.3	1,164	0.7	10,720	921.0
Rolling stock	9,739	5.2	14,385	8.2	(4,646)	(32.3)
General cargo	6,878	3.6	9,884	5.6	(3,006)	(30.4)
Fertilizers	6,499	3.4	14,596	8.3	(8,097)	(55.5)
Automotive products	4,568	2.4	3,880	2.2	688	17.7
Other	4,871	2.6	4,754	2.7	117	2.5
Total voyage revenue	$189,012	100.0	$175,596	100.0	$13,416	7.6

Time charter revenue

Time charter revenue decreased 11.7% for 2006 as compared to 2005. As mentioned in components of revenue and expense above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Average charter hire rate decreased $2,111 per day, or 12.6%, to $14,674 per day for 2006 from $16,785 per day for 2005. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in average time charter rates for 2006 compared to 2005 is reflective of higher than usual rates that we received in 2005. Charter hire rates improved during the second half of 2006 as the overall worldwide shipping markets have improved.

During 2006 and 2005, we had two vessels (the Navajo Princess and Inca Maiden) chartered-out with NYK, since January 2004 and November 2003, respectively. These charters are renewable every six months. The average daily rates for 2006 and 2005 are $14,218 and $15,267, respectively, which made up $10.1 million and $11.1 million of time charter revenue, respectively. At December 31, 2006, these time charters were due to expire in September and July 2007, respectively.

The number of vessels time chartered out, time charter days, and daily charter rates for the years 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005

Number of vessels (1)	12	12
Time Charter days (2)	4,301	4,257
Daily charter hire rates (3)	$14,674	$16,785
Daily time charter equivalent rates (4)	$13,604	$15,797

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
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

The following table shows the change in the number of freight voyage days and time charter days in 2006 as compared to 2005.

	Year Ended December 31,
	2006	2005	Increase (Decrease)

Freight voyage days	7,818	6,628	1,190	18.0%
Time charter days	4,301	4,257	44	1.0%
Total voyage days	12,119	10,885	1,234	11.3%

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense as well as commissions and bunker fuel costs.

The principal components of voyage expense were as follows:

	Year Ended December 31,
	2006			2005			Increase (Decrease)

	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	Percentage	As a % of Revenue

Fuel expense	$37,041	44.5	14.6	$27,962	37.1	11.3	$9,079	32.5	3.3
Commission expense	10,365	12.4	4.1	12,570	16.7	5.1	(2,205)	(17.5)	(1.0)
Port call expense	17,023	20.4	6.7	17,021	22.6	6.9	2		(0.2)
Stevedore and other
cargo-related expense	11,968	14.4	4.7	10,901	14.5	4.4	1,067	9.8	0.3
Miscellaneous voyage
expense	6,857	8.3	2.7	6,837	9.1	2.8	20	0.3	(0.1)
Voyage expense	$83,254	100.0	32.8	$75,291	100.0	30.5	$7,963	10.6	2.3

Voyage expense increased 10.6% for 2006 as compared to 2005, principally due to an increase in fuel expense.

Voyage expense as a percentage of total revenue increased 2.5% to 32.8% for 2006 as compared to 30.3% of total revenue for 2005, and was primarily due to an increase in fuel expense which could not be fully recovered from our customers.

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

Port call expense for 2006 as compared to 2005 was flat. The key factors driving port call expense are the number of port calls made by vessels, and to a lesser extent, port days. The number of port calls decreased to 853 port calls for 2006 from 873 port calls for 2005.

The 9.8% increase in stevedore and other cargo-related expense for 2006 as compared to 2005 was primarily due to an increase in cargo volumes. Cargo volumes increased to 4,367,779 revenue tons for 2006 from 3,170,031 revenue tons for 2005.  Stevedore and other cargo-related expense fluctuate based on cargo volumes and the shipping terms that the cargo is booked under.  The increase in stevedore and other cargo-related costs due to the increase in cargo volumes was partially offset by an increase in cargo booked under "free-in free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

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

The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2006		2005		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Chartered-in vessel expense	$16,503	26.1	$31,119	45.3	$(14,616)	(47.0)
Owned vessel expense	44,750	70.8	34,839	50.7	9,911	28.4
Space charter expense	1,952	3.1	2,753	4.0	(801)	(29.1)
Vessel expense	$63,205	100.0	$68,711	100.0	$(5,506)	(8.0)

The 8% decrease in vessel expense in 2006 as compared to 2005 was primarily due to a reduction in the number of chartered-in vessels and hire rates that we paid for chartered-in vessels offset by an increase in our owned vessel fleet.

The 47.0% decrease in chartered-in vessel expense in 2006 as compared to 2005 was due to our chartering-in vessels for 836 fewer vessel days in 2006. We chartered-in vessels for 1,103 days during 2006 compared to 1,939 days during 2005. Adding to the decrease, the average rate per day we paid to charter in vessels decreased $1,087 per day to $14,962 per day in 2006 compared to $16,049 per day in 2005.

Owned vessel expenses increased 28.4% in 2006 as compared to 2005, due principally to an increase in the average number of controlled vessels in our fleet.  This increase resulted primarily from an increase in the number of vessels days, which is the number of days we operate our controlled vessels. Vessels days increased 2,273 days to 11,598 days during 2006 from 9,325 days during 2005.

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

Management fees

The following table sets forth the components of management fees:

	Year Ended December 31,
	2006		2005		Increase (Decrease)
	In Thousands	As a % of Management Fees	In Thousands	As a % of Management Fees	In Thousands	Percentage

Technical management fees			$1,413	53.8%	$(1,413)	(100.0)
Operational management fees			1,211	46.2%	(1,211)	(100.0)

Total management fees	$		$2,624	100.0%	$2,624	100.0

    We paid management fees to our affiliated service companies, Roymar for technical management and TBS Shipping Services for operational management. In connection with our initial public offering, we purchased the stock of these two service companies, and accordingly, their results of operations have been included in our consolidated financial statements as of the date of their acquisition in June 2005. Management fees shown above in 2005 include management fees through the date of acquisition. After the acquisition, when these affiliated companies became subsidiaries of the company, we continued to pay management fees; however, the fees have been eliminated in our consolidated financial statements and the actual costs of operations of these service companies have been included in general and administrative expenses.

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

The increase in salary and related costs is a result of the timing of our acquisition of Roymar and TBS Shipping Services in late June 2005. Roymar and TBS Shipping Services account for all of our employees and prior to our acquisition of these companies charged us a management fee and commissions. Salary and related costs for 2006 was approximately $16.4 million and represents 12 months of payroll costs. Salary and related costs for 2005 was approximately $12.1 million and represents 6 months of payroll costs from the date of our acquisition of Roymar and TBS Shipping Services plus one-time salary and related costs. Included in 2005 salary and related costs is a one-time bonus of $2.2 million paid in June 2005 to our chief financial officer and a one-time share grant to our employees and related payroll taxes of $1.9 million made in connection with our initial public offering. Deducting these one-time costs and annualizing our 2005 payroll and related costs, payroll and related costs for 2006 are slightly higher.

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

Income from operations

The $12.1 million decrease in income from operations for 2006 as compared to 2005, was mainly attributable to an increase in voyage expense, specifically fuel costs, as well as depreciation, and general and administrative expenses reduced by the gain on sale of vessel and a decrease in management fees, commissions and vessel expense. As discussed above, due to our acquisition of Roymar and TBS Shipping Services in late June 2005, management and commission charges were eliminated in the consolidation of our financial statements and the related costs were reflected in general and administrative expense. The net increase in expenses was partially offset by an increase in revenue. For the same reasons, our operating margin decreased to 20.6% for 2006 from 25.9% for 2005.

Interest expense

The $2.3 million increase in interest expense for 2006 as compared to 2005 was primarily due to higher average debt levels and higher interest rates during 2006 as compared to 2005.

Balance Sheet

December 31, 2007 as compared to December 31, 2006

Charter Hire Receivables

Our gross charter hire receivables balance at December 31, 2007 and December 31, 2006 was $30.6 million ($30.1 million plus the allowance for doubtful accounts of $0.5 million) and $25.8 million ($25.4 million plus the allowance for doubtful accounts of $0.4 million), respectively.

In accordance with our bad debt allowance policy, we provide for a percentage of outstanding receivables based on prior years' experience. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional allowances for those balances. The aggregate allowance totaled $0.5 million and $0.4 million at December 31, 2007 and December 31, 2006, respectively, including an additional allowance at December 31, 2006 of $0.1 million. In 2007 and 2006, collections of charter hire receivables improved due to tighter collections efforts, and accordingly, the allowance, as a percentage of charter hire receivable decreased.

Fuel and Other Inventories

Fuel and other inventories at December 31, 2007 increased $3.8 million to $11.1 million at December 31, 2007 from the December 31, 2006 balance of $7.3 million. Approximately $2.7 million or 88.1% of the increase in fuel inventory at December 31, 2007 as compared to December 31, 2006 was due to an increase in average fuel prices. At December 31, 2007, the combined average price for industrial fuel oil/marine diesel oil ("IFO/MDO") increased to $537 per metric ton from a combined average price of $346 per metric ton at December 31, 2006.   There was also a $0.4 million increase due to higher quantities of fuel on board the vessels at December 31, 2007 as compared to December 31, 2006. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels having fuel inventory.  The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement. Vessels having fuel included in inventory increased to 24 vessels as of December 31, 2007 as compared to 23 vessels as of December 31, 2006. There was also an increase of $0.6 million in lubricating oil on board the vessels at December 31, 2007, which results principally from the timing of deliveries to the vessels.

Off-Balance Sheet Arrangements

We have outstanding at December 31, 2007, interest rate swap agreements having a total notional amount of $81.6 million.  See section "7A Quantitative and Qualitative Disclosures about Market Risk" for additional information.

Other Commitments

Our contractual obligations as of December 31, 2007 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$180,166	$22,699	$113,856	$21,788	$21,823
Estimated variable interest payments (2)	37,921	11,753	16,344	4,580	5,244
Operating Lease obligations (3)	44,128	13,183	14,005	10,860	6,080
Other Purchase obligations (4) (5) (6)	291,424	183,124	108,300

Total contractual cash obligations	$553,639	$230,759	$252,505	$37,228	$33,147

1)
As of December 31, 2007, we had $180.2 million of indebtedness outstanding under loans to our subsidiaries that is guaranteed by TBS International Limited.  Outstanding indebtness at December 31, 2007 is composed of: $50.5 million under the $80.0 million term loan with Bank of America, $4.3 million under the $7.2 million credit facility with the Royal Bank of Scotland plc, $70.4 million under the $80.0 million revolving credit facility with Bank of America, $35.0 million under the $150.0 million with The Royal Bank of Scotland for the new vessel building credit facility, and $20.0 million under the $40.0 million credit facility with Credit Suisse.

2)
Amounts for all periods represent our estimated future interest payments on debt facilities outstanding at December 31, 2007 based on an estimated annual interest rate of 7%, which approximates interest rates at December 31, 2007, including debt hedged with interest rate swap agreements.

3)	Operating lease obligations include obligations under seven-year bareboat charters for the Seminole Princess and the Laguna Belle.

4)	We entered memoranda of agreement to purchase the following vessels as of December 31, 2007 (dollars in thousands):

Former Vessel Name	New Vessel Name	Purchase Price	Deposits 2007	Purchase Obligations due less than 1 year
Ypermachos	Zuni Princess	$26,000	$2,600	23,400
Gebe Oldendorff	Oneida Princess	32,000	3,200	28,800
African Sanderling	Hopi Princess	18,360	1,836	16,524
Diasozousa	Mohave Maiden	26,000	2,600	23,400
Wedellsborg	Ottawa Princess	23,000	2,300	20,700
Frijsenborg	Caribe Maiden	23,000	2,300	20,700
		$148,360	$14,836	$133,524

5)	We had outstanding purchase obligations at December 31, 2007 to build and purchase six new vessels as follows (dollars in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years
Argyle Maritime Corp.	NYHS200720	$21,400	$14,000	$7,400
Caton Maritime Corp.	NYHS200721	28,400	14,000	14,400
Dorchester Maritime Corp.	NYHS200722	28,400	7,000	21,400
Longwoods Maritime Corp.	NYHS200723	21,400		21,400
McHenry Maritime Corp.	NYHS200724	28,400	7,000	21,400
Sunswyck Maritime Corp.	NYHS200725	28,400	7,000	21,400
	Total	$156,400	$49,000	$107,400

Approximately $115.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program.

6)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of December 31, 2007, commitments under the contract were $1.5 million, with $0.6 million due within one year and $0.9 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows and long-term bank borrowings. Our principal uses of funds are: (a) capital expenditures to grow and maintain the quality of our fleet to ensure compliance with international shipping standards and regulations; (b) maintain working capital to meet requirements, and (c) principal repayments on outstanding loan facilities and capital lease obligations.  At December 31, 2007, cash and cash equivalent balances were higher than cash and cash equivalent balances at December 31, 2006, because we have drawn on our revolving credit facility in anticipation of paying amounts due on vessels scheduled for delivery during the first quarter of 2008.

Financing Activities 2007

During 2007, we increased our working capital with the following funding arrangements:

•
In January, we added an additional $20.0 million under our existing $140.0 million Bank of America Credit Facility; term loan and revolver (“BA Credit Facility”).  We increased the BA Revolving Credit Facility by $15.0 million, from $65.0 million to $80.0 million, and we borrowed an additional $5.0 million under the BA Term Credit Facility.  Outstanding borrowings under the BA Revolving Credit Facility increased $15.6 million between December 31, 2006 and December 31, 2007 because we had additional draw downs to fund vessel acquisitions.

•
In March, we entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland for a $150.0 million term loan credit facility (the "RBS NB Credit Facility") to finance the building and purchase of six new multipurpose vessels with retractable tweendecks.  At December 31, 2007, we had drawn down $35.0 million under the RBS NB Credit Facility.

•
In December, we entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility to replenish working capital used to purchase two vessels.  We drew down $20.0 million in December after the delivery of the Arapaho Belle.  The remaining $20.0 million was drawn down in February 2008 after the delivery of the vessel Oneida Princess.

•
Also in December, we entered into a commitment with a syndicate of lenders led by DVB Group Merchant Bank (Asia) Ltd. for a $75.0 million credit facility to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes. We completed the loan transaction and received the funds in January 2008.

Investing Activities 2007

Using capital from operations and borrowings, we made the following acquisitions, capital improvements and vessel sales:

	For the Year Ended December 31,
	2007	2006
	(in millions)

Vessels purchased	$85.6	$69.30
Take over costs	2.8	4.6
Construction in progress, excluding deferred
financing costs of $2.0 million in 2007	60.6	0.3
Deferred drydocking costs	23.3	0
Vessels improvements and vessel equipment	27.3	18.1
Other fixed asset additions, principally computer equipment	3.9	5.5
	203.5	97.8
Less Vessel deposit paid in 2006 for a vessel delivered in 2007	(1.7)
Total Vessel acquisitions / capital improvement	$201.8	$97.8

•
We contracted to purchase nine vessels, including six vessels that are scheduled for delivery during the first quarter of 2008, having an aggregate cost of $234.0 million.  In connection with the acquisitions of these vessels we paid $85.6 million for vessels delivered during 2007, including $1.7 million paid in 2006.  We incurred takeover costs of $2.8 million and we made deposits of $14.8 million for vessels scheduled to be delivered in 2008.  We used cash from operations and borrowings to fund the acquisitions.

•
Our construction program to build six newly designed multipurpose vessels with retractable tweendecks was started.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  During 2007, we made payments totaling $60.6 million, which is comprised of $55.9 paid to the Chinese ship yard  $2.9 million in fees and capitalized interest (excluding $2.0 million in fees classified as deferred finance cost in the consolidated statements of cash flows) and $1.8 million for design and professional fees. Two of the vessels are schedule for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our RBS NB Credit Facility and operating cash flow. To the extent that additional funds are required, we will provide these amounts with our BA Revolving Credit Facility.  Steel cutting has been completed for one vessel and keel laying is scheduled to be accomplish in March 2008. The ship yard began steel cutting for a second vessel at the end of December 2007.

•
During 2007 we drydocked 21 vessels for a total cost of $23.3 million, including 15 vessels that we acquired during the last three years that were drydocked for the first time for a cost of $16.8 million.  Total drydock costs of $23.3 million includes approximately $8.8 million of elective steel renewal and reinforcements that might be required during the next five to ten years. The elective steel renewal and reinforcements were made in conjunction with the scheduled vessel drydockings to upgrade each vessel to our high standards.

•
Vessel improvements and vessel equipment additions during 2007 totaled $27.3 million.  This included $4.2 million in leasehold improvements made to the Laguna Belle and Seminole Princess in connection with the installation of retractable decks in three of the cargo holds of each vessel. The conversion gave us extra flexibility in employing these vessels in our business.

•
Net proceeds of $39.5 million ($45.0 million gross proceeds less sellers credit of $5.5 million) from the sale-lease back of the Seminole Princess and Laguna Belle; an additional $12.8 million from the sale of the of the Maya Princess; and $9.7 million from the casualty loss and sale of the Huron Maiden offset capital expenditures and debt repayment by $62.0 million.

    Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and the acquisition of newer ships. These acquisitions will be principally subject to management's expectation of future market conditions as well as our ability to acquire appropriate ships on favorable terms.

    In connection with the implementation of our fleet growth and improvement plan we signed a commitment with AIG Commercial Equipment Finance, Inc. for a $35.0 million credit facility to replenish operating funds used to purchase the Mohave Maiden (formerly Diasozousa), the Zuni Princess (formerly Ypermachos) and the Hopi Princess (formerly African Sanderling) on February 7, 2008.  Drawdown on this facility was completed on February 29, 2008.  We also entered into a commitment with Bank of America on February 8, 2008, to amend and restate the existing BA Credit Facility.  Under the commitment, Bank of America would lead a syndication of commercial lenders that would increase the credit facility to $200.0 million.  The amended credit facility would be composed of a $100.0 million term loan facility and a $100.0 million revolving credit facility and would be used to make payments toward the BA Revolving Credit Facility, replenish operating funds used to payoff the RBS Credit Facility collateralized by the Wichita Belle (which is to be included as collateral under the amended BOA Credit Facility) and for general corporate purposes.

We believe that our current cash balance, as well as operating cash flows and available borrowings under our existing credit facilities, will be sufficient to meet our liquidity needs for the next year.

Financing Activities 2006

During 2006, our operating capital was supplemented with:

•
In July, we added an additional $75.0 million under our BA Term Credit Facility and during the year we drew down $58.0 million under the BA Revolving Credit Facility. Deferred financing costs paid relating to these additional borrowings was $3.1 million.

•
During the year, we made debt repayments of $80.4 million to existing lenders in addition to $29.3 million in scheduled debt principal payments and $3.3 million in capital leases principal payments. In the third quarter 2006, we used the $3.2 million proceeds from the sale of the Dakota Belle to pay down the BA Revolving Credit Facility.

Investing Activities 2006

Funds available from borrowings and operating capital were used for:

•
We purchased four vessels, all delivered in 2006, having an aggregate cost of $69.3 million. We incurred $4.6 million for takeover costs and made deposits of $1.7 million for a vessel to be delivered in 2007. We used cash from borrowings and operations to fund the acquisitions.

•	We made vessel improvements and vessel equipment additions totaling $18.1 million. Additionally $5.8 million was used to purchase other assets primarily grabs and computer equipment.

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

Significant Related Party Transactions

Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 59.6% of our issued and outstanding common shares.  Each of these individuals is also a principal of and, together with Alkis N. Meimaris who retired from the Company effective January 1, 2006, control TBS Commercial Group Ltd. ("TBS Commercial Group ") and Beacon Holding Ltd. ("Beacon").  Messrs. Royce, McNelis, Blatte, Bayley, and Meimaris own 31%, 15%, 9%, 36%, and 9%, respectively of each of TBS Commercial Group and Beacon.  We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of either TBS Commercial Group or Beacon.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.  Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Commissions paid to TBS Commercial Group and Beacon for commercial agency services were  approximately $7.1 million,  $5.2 million and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Port agency fees paid to TBS Commercial Group and Beacon are fees to the agents for attending vessels while in port, which are also based on market rates for such services.  For the years ended December 31, 2007, 2006, and 2005, we paid approximately $1.0 million, $1.0 million and $0.9 million, respectively.

TBS Commercial Group Ltd. made payments for consulting fees of $60,000 to Mr. Blatte during 2007 and $100,000 each to Mr. Royce and Mr. Blatte during 2006.

Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and vessel sales and purchases. Globe is owned by James W. Bayley who is a Company officer and member of the board of directors.  During 2007, 2006 and 2005, we paid Globe approximately $0.2 million, $0.5 million and $49 thousand, respectively.

Nautica Groupe, Ltd. is owned by TBS Commercial Group which is owned by individuals who own a majority of TBS’s common shares, some of whom are members of our board of directors. For the year ended December 31, 2005 we paid commissions of $25 thousand to Nautica Groupe, Ltd. under a lease agreement with the previous owner of the vessel Comanche Belle. Commissions to Nautica Groupe Ltd. ended on November 16, 2005 when we exercised the purchase option and acquired the vessel.

During 2005 the Company paid $503 thousand to Lawrence A. Blatte for legal services. Mr. Blatte became a senior executive vice president of the Company in March 2005, after which time, he did not provide legal services to the Company or any of its subsidiaries and affiliates, and accordingly, received no further  payments for legal services.  In addition, prior to March 2005, TBS Shipping Services paid Mr. Blatte $150 thousand for legal services. After March 2005, Mr. Blatte did not provide legal services to TBS Shipping Services and no further payments for legal services were made.

The Company performs all of its operational functions through two subsidiary management companies.
Roymar provides technical ship management (obtaining crews, coordinating maintenance and repairs, drydocking, etc.) and receives a monthly, per vessel, management fee of $12,029.   TBS Shipping Services provides commercial and operational management including arranging insurance, claims processing, general administrative services and port agent services.  A monthly, per vessel management fee of $8,447 is paid for operational management services and a commission of approximately 2.5% of revenue is paid for commercial agency services.  Prior to our initial public offering in June 2005, Roymar and TBS Shipping Services were owned by individuals who own a majority of International’s common shares, some of whom are members of our board of directors.  In June 2005, International purchased all the stock of the companies and, accordingly, the results of operations of Roymar and TBS Shipping Services have been included in our consolidated financial statements from the date of acquisition.  Consequently, while we continued to pay management fees and commissions, the fees and commissions are eliminated in consolidation.  Included in the 2005 consolidated statement of income, for the period prior to the Company’s  acquisition in June 2005, are management fees paid to Roymar and TBS Shipping Services of $1.4 million and $1.2 million, respectively, and commissions paid to TBS Shipping Services for commercial agency services of $2.6 million.

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  During 2007, 2006 and 2005, payments to Mr. Royce, as required under the lease, totaled $240,000 per year.

Our board has delegated authority to the compensation committee to review and approve or ratify on an annual basis all transactions with our executive officers, directors, and affiliates.

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

Depreciation
Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service, less accumulated depreciation. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation on vessels is calculated, based on cost less estimated residual value, using the straight-line method over the remaining useful life of the vessel.  Depreciation on vessel improvements is calculated using the straight-line method over the remaining useful life of the vessel. The remaining useful life of each vessel is estimated as the period from the date the vessel is put in service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Maintenance and repair costs that do not improve or extend the useful lives of the vessels, other than dry dock costs discussed below, are expensed as incurred.

Vessel construction in progress
The Company capitalizes direct and indirect costs clearly associated with the development, design, and construction of six new vessels as these costs have a future benefit. Costs include installments paid to the shipyard, payments made to third parties in connection with the new vessel building program and interest costs incurred during the construction period, which is defined as the period from the start of construction until the date that each vessel is substantially complete and ready for use.

Drydocking
We used the deferral method to account for planned major maintenance. Under the deferral method of accounting for drydocking, the actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date of the next drydocking, which is typically 30 months.

Impairment of long-lived assets
We are required to review for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Management performs impairment analyses when certain triggering events occur. The Company has determined that there is no impairment of long-lived assets at December 31, 2007 and 2006.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill is reviewed annually or more frequently if events or circumstances indicate possible impairment in accordance with SFAS No. 142 "Goodwill and Other Intangibles Assets." This statement requires that goodwill and other intangible assets with an indefinite life not be amortized but instead tested for impairment at least annually. The Company has determined that there is no impairment of goodwill as of and for the years ending December 31, 2007 and 2006.

Deferred Financing Costs
Deferred financing costs are amortized over the term of the related financing using the straight-line method, which is not materially different than the effective interest method. Fees incurred in a refinancing of existing loans where there is an extinguishment of the old loan are written off and included in debt extinguishment gain or loss.

Leases
Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the expected useful life of the assets. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease. Deferred leasing costs are amortized over the term of the lease using the straight-line method, which is not materially different than the effective interest method.  Rental expense, for leases classified as operating and that contain predetermined fixed decreases of minimum rentals during the term of the lease, is recognized on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the leased properties.  The difference between the amounts charged to operations and amounts paid is recorded as deferred rent receivable.

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

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses. Under a voyage charter the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis. Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses for both voyage and time charters are expensed as incurred.

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

Fair Value of Financial Instruments
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt. We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2007, no customers accounted for more than 10% of charter hire receivables, and as of December 31, 2006 one customer accounted for 10.4% of charter hire receivables.

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

•
Short-term debt - The carrying amount reported in the accompanying consolidated balance sheets for short-term debt approximates its fair value due to the current maturity of such instruments and their variable rates.

•
Long-term debt - The carrying amount of the our long-term debt approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

•
Interest Rate Swap - - The Company utilizes certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

Foreign Currency Transactions
The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities
The Company seeks to manage its interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement  No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)”) .  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) will not have an impact on our consolidated results of operations, cash flows, or financial position.

In December 2007, the FASB issued SFAS Statement No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160").  This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our consolidated results of operations, cash flows, or financial position.

On April 30, 2007, the FASB issued Staff Position No. FIN 39-1 ("FIN 39-1"), which amends FASB Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts ("FIN 39")."  FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early application permitted, and is applied retrospectively as a change in accounting principle. The adoption of FIN 39-1did not have any impact on our consolidated results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact, if any, that SFAS 159 will have on our consolidated financial statements

In September 2006, the FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The accounting provisions of SFAS 157 are effective for the Company beginning on November 15, 2008.  The Company has not yet determined the impact, if any, that SFAS 157 will have on its consolidated financial statements

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments, interest rate swaps, to effectively convert floating rate debt to fixed rate debt.   All derivative contracts are for non-trading purpose, and are entered into with major reputable financial institutions thereby minimizing counterparty risk.

At December 31, 2007 and 2006 we had $180.2 million and $125.8 million of floating debt outstanding, respectively.  In order to hedge the interest rate risk we entered into interest rate swap agreements that hedged approximately 45.3% and 44.7% of our outstanding debt at December 31, 2007 and 2006, respectively. At December 31, 2007, we had interest rate swap agreements to pay an average fixed rate of 5.15% before loan margin and receive a floating rate of interest on the notional amount of $81.6 million. At December 31, 2006, we had an interest rate swap agreement to pay a fixed rate of 5.09%, before loan margin, and receive a floating rate of interest on the notional amount of $56.2 million. The fair value of interest rate swap agreements at December 31, 2007 and 2006 was a liability of $3.5 million and an asset of $42 thousand, respectively.  We also entered into swap agreements that will fix our interest rate at 4.83%, before loan margin, on the notional amount of $20.0 million of future debt that is effective June 29, 2008.  Interest loan margins over LIBOR were 1.5%, 1.75%, 1.05% and 1.75% on $4.3 million, $35.0 million, $20.0 million, and $120.8 million of debt, respectively.  The bank’s loan margin on $120.8 million of debt with Bank of America is determined quarterly based on the level of our consolidated leverage ratio.  The Company's consolidated leverage ratio at September 30, 2007, was below 1.5 to 1.0 and accordingly, the loan margin was 1.50% effective during the fourth quarter 2007.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the year ending December 31, 2007 by approximately $1.0 million based upon our net debt level at December 31, 2007 of $98.6 million after deducting $81.6 million of debt hedged with interest rate swaps.

The following table sets forth the sensitivity of our outstanding debt in U.S. dollars to a 100 basis point increase in LIBOR during the next five years on the same basis.

Year	Amount
(In thousands)
2008	$947
2009	$895
2010	$136
2011	$27
2012	$218

Foreign Exchange Rate Risk

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incur approximately 9.1% of our operating expenses in currencies other than U.S. dollars for the year ended December 31, 2007.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At December 31, 2007, approximately 6.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements included in Part IV, Item 15 beginning on Page 68 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of December 31, 2007.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and directors.

Name	Age	Title
Joseph E. Royce	63	President, Chief Executive Officer, Chairman and Director
Gregg L. McNelis	52	Senior Executive Vice President, Chief Operating Officer and Director
Lawrence A. Blatte	78	Senior Executive Vice President
Ferdinand V. Lepere	56	Executive Vice President and Chief Financial Officer
William J. Carr	49	Vice President and Treasurer
James W. Bayley	67	Vice President and Director
Martin D. Levin	58	Director-New Shipbuilding Projects
John P. Cahill	49	Director
Randee E. Day	59	Director
William P. Harrington	50	Director
Peter S. Shaerf	53	Director
Alexander Smigelski	50	Director

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each director and executive officer follows:

Joseph E. Royce:  Mr. Royce has been President, Chairman and a director since our inception, and Chief Executive Officer since March 2005.  Since 1993, Mr. Royce has served as President of TBS Shipping Services and is responsible for supervising the vessels in our breakbulk, bulk and liner operations.  In 2007, Mr. Royce became a director of Covenant House New York, the not-for-profit adolescent care agency.  Between 1984 and early 1993, Mr. Royce was president of COTCO, a dry cargo pool of over 45 vessels.  From 1973 to 1983, he was active as a shipbroker and independent ship operations manager involved in the shipment of various products worldwide.

Gregg L. McNelis: Mr. McNelis has served as a director since February 2004 and as Senior Executive Vice President and Chief Operating Officer since March 2005.  Since 1993, Mr. McNelis has served as Executive Vice President of the Commercial Department at TBS Shipping Services, where he manages the chartering department, responsible for commercial employment of the fleet.  He has worked with Mr. Royce for over 25 years, engaging in contract negotiations, time charters, voyage charters, contracts of affreightment, and developing and controlling trade lanes.  Mr. McNelis previously served as vice president of COTCO.  Mr. McNelis has over 30 years experience working in the international shipping industry.

Lawrence A. Blatte:  Mr. Blatte has served as Senior Executive Vice President since March 2005 and served as our corporate legal counsel from our inception until December 31, 2005. In January 2004, Mr. Blatte became Vice Chairman of TBS Shipping Services and in this role provides business development services. Previously, Mr. Blatte practiced law for over 30 years. As a public servant, Mr. Blatte held the position of Mayor of the Village of Lawrence, New York from July 1, 1996 to June 30, 2002, and served as a Trustee of the Village from July 1, 1979 to June 30, 1996.

Ferdinand V. Lepere:  Mr. Lepere has served as Executive Vice President and Chief Financial Officer since March 2005 and as Executive Vice President of Finance of TBS Shipping Services since January 1995, responsible for all financial, accounting, information systems and administrative matters. Mr. Lepere has over 29 years experience in shipping, most recently from February 1981 to December 1994 with Hapag-Lloyd A.G. as chief financial officer and board member of its American subsidiary. Mr. Lepere is a Certified Public Accountant and holds a Masters Degree in Finance and Accounting.

James W. Bayley:  Mr. Bayley was elected as a TBS director in 2007, having previously served as a director from our inception until 2006, and has been Vice President since March 2005.  Since 1977, Mr. Bayley has served as Managing Director of Globe Maritime Limited, a company that is well established in the London shipping market.  Mr. Bayley is a member of the Baltic Exchange and holds the title of Fellow of the Institute of Chartered Shipbrokers.

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

John P. Cahill:  Mr. Cahill became a director in June 2007.  Mr. Cahill is counsel at Chadbourne & Parke LLC, a law firm in New York City that he joined in 2006.  He is an attorney with experience in both the private and public sectors.  From 2002 until 2006, Mr. Cahill served as the Secretary and Chief of Staff to the Governor of the State of New York, which is the highest ranking appointed official in New York State Government.  Prior to this appointment, Mr. Cahill was Commissioner of the New York State Department of Environmental Conservation.

Randee E. Day:  Ms. Day has served as a director and Chairperson of the Audit Committee since 2001.  Ms. Day is currently Managing Director and head of Maritime Investment Banking at Seabury Transportation Holdings LLC., a New York based advisory and investment bank specializing in the transportation industry.  From 1985 until 2004, Ms. Day served as Chief Executive Officer and President of Day and Partners, Inc., a financial advisory and consulting firm to the maritime and cruise industries.   Ms. Day became an independent director of Double Hull Tankers, Inc. (NYSE) in July 2005 and is the Chairperson of the Audit Committee and a member of the Compensation Committee.

William P. Harrington:  Mr. Harrington has served as a director since 2005 and is Chairperson of the Nominating and Corporate Governance Committee.  Mr. Harrington is a partner and the head of the litigation practice group at Bleakley Platt & Schmidt, LLP, a law firm in White Plains, New York.  He is an experienced trial attorney who has represented Fortune 500 companies in criminal, commercial, environmental, real estate and employment discrimination matters.

Peter S. Shaerf:  Mr. Shaerf has served as a director since 2001 and is Chairperson of the Compensation Committee.  Mr. Shaerf is currently managing director of AMA Capital Partners LLC (formerly American Marine Advisors), a merchant banking firm exclusively focused on the maritime industry.  From 2002 to April 2005, Mr. Shaerf was senior vice president of American Marine Advisors, Inc.  From 1998 until April 2002, Mr. Shaerf was a Managing Director of Poseidon Capital Corp., an independent maritime consulting and investment company.  From 1980 to 2002, he was a partner of The Commonwealth Group, a shipbrokerage company that specializes in the dry cargo and liner shipping industry.  Mr. Shaerf is a director of General Maritime Corporation (NYSE) and Seaspan Corporation (NYSE).  Mr. Shaerf is also a Chairman of New York Maritime Inc. (NYMAR), a not-for profit trade association formed to promote the New York maritime cluster.

Alexander Smigelski: Mr. Smigelski became a director in 2007.  He is a senior partner with Kings Point Capital Partners, a New York based private equity firm investing in multiple strategies since 2006 and is presently the CEO of their Restaurant Division.  Mr. Smigelski previously had a 17 year career on Wall Street, primarily with Merrill Lynch.  In addition, he is a Master Mariner and was the youngest captain in the Exxon fleet.

Martin D. Levin:  Mr. Levin became our Director-New Shipbuilding Projects in July 2007 in connection with our fleet upgrade and renewal and newbuilding programs. He is a naval architect with specialized experience in dry cargo vessels and vessel construction in Chinese, U.S. and European shipyards. Between November 2003 and July 2007, Mr. Levin was President and sole owner of Martin D. Levin Marine Design LLC, a consulting firm providing technical and project management services to us and other companies in the maritime industry. Prior to November 2003, Mr. Levin was Vice President of Marine Design and Operations, Inc. for more than 20 years, responsible for ship design and development, as well as management of new ship construction and conversions.

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

Item 15. Exhibits, Financial Statement Schedules Index

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

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

			Incorporated by Reference

Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code		S-1/A	333-123157	2.1	4/19/2005
3.1	Amended and Restated Memorandum of Association of TBS International Limited		10-Q	000-51368	3.1	8/12/2005
3.2	Amended and Restated Bye-Laws of TBS International Limited		10-Q	000-51368	3.2	8/12/2005
4.1	Form of Class A Common Share Certificate		S-1/A	333-123157	4.1	5/16/2005
4.2	Form of Class B Common Share Certificate		S-1/A	333-123157	4.2	5/16/2005
10.1	Loan Agreement, dated December 21, 2004, between Avon Maritime Corp. and The Royal Bank of Scotland plc		S-1/A	333-123157	10.1	5/16/2005
10.2	Umbrella Agreement, dated December 5, 2003, between TBS International Limited and Arkadia Shipping Inc.		S-1/A	333-123157	10.2	4/19/2005
10.3	Form of Memorandum of Agreement related to sale-leaseback financings with Arkadia Shipping Inc.		S-1/A	333-123157	10.3	4/19/2005
10.4	Form of Bareboat Charter related to sale-leaseback financings with Arkadia Shipping Inc.		S-1/A	333-123157	10.4	4/19/2005
10.5	Management Agreement, dated February 8, 2001, by and among TBS Shipping International Limited, TBS Worldwide Services Inc., its indirect and direct subsidiaries, TBS Commercial Group Ltd. and Beacon Holdings Ltd.		S-1/A	333-123157	10.5	4/19/2005
10.6	Form of Commercial Agency Agreement with TBS Worldwide Services Inc.		S-1/A	333-123157	10.6	4/19/2005
10.7	Form of Stock Purchase Agreement for acquisition of Roymar Ship Management, Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris.		S-1/A	333-123157	10.7	4/192005
10.8	Form of Stock Purchase Agreement for acquisition of TBS Shipping Services Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1/A	333-123157	10.8	5/16/2005
10.9*	Employee Share Purchase Plan		S-1/A	333-123157	10.15	5/16/2005
10.10	Lease agreement, dated January 1, 2005 between Joseph E. Royce, Landlord and TBS Shipping Services Inc., Tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York		10-K	000-51368	10.1	3/16/2006
10.11
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
			8-K	000-51368	10.1	8/4/2006
10.12	Amendment No. 1 to Credit Agreement dated July 31, 2006.		8-K	000-51368	10.1	1/26/2007
10.13*	Form of Restricted Share Award Agreement under the TBS International Limited and Subsidiaries 2005 Equity Incentive Plan.		8-K	000-51368	10.2	1/26/2007
10.14*	Form of Bonus Share Award Agreement under the TBS International Limited and Subsidiaries 2005 Equity Incentive Plan.		8-K	000-51368	10.3	1/26/2007
10.15	Memorandum of Sale for the vessel Seminole Princess (formerly the Clipper Flamingo )		10-K	000-51368	10.1	3/12/2007
10.16	Memorandum of Sale for the vessel Laguna Belle (formerly the Clipper Frontier).		10-K	000-51368	10.2	3/12/2007
10.17	Bareboat Charter Agreement, dated January 30, 2007, between Fairfax Shipping Corp and Adirondack Shipping LLC.		10-K	000-51368	10.3	3/12/2007
10.18	Bareboat Charter Agreement, dated January 30, 2007, between Beekman Shipping Corp and Rushmore Shipping LLC.		10-K	000-51368	10.4	3/12/2007
10.19	Loan Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and certain lenders.		8-K	000-51368	10.1	4/2/2007
10.20	Guarantee Facility Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and The Royal Bank of Scotland plc.		8-K	000-51368	10.2	4/2/2007
10.21	Overall Agreement between TBS International Limited and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.1	5/15/2007
10.22	Shipbuilding Contract and Addendum between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.2	5/15/2007
10.23	Shipbuilding Contract and Addendum between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.3	5/15/2007
10.24	Shipbuilding Contract and Addendum between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.4	5/15/2007
10.25	Shipbuilding Contract and Addendum between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.5	5/15/2007
10.26	Shipbuilding Contract and Addendum between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.6	5/15/2007
10.27	Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement).		10-Q	000-51368	10.7	5/15/2007
10.28	Amendment Number 1 dated June 27, 2007 to Shipbuilding Contract between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.1	8/10/2007
10.29	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.2	8/10/2007
10.30	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.3	8/10/2007
10.31	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.4	8/10/2007
10.32	Amendment Number 2 dated June 27, 2007 to Shipbuilding Contract between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.5	8/10/2007
10.33	Amendment Number 1 dated June 27, 2007 to Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.6	8/10/2007
10.34*	Restricted stock grant agreement for 100,000 shares granted to Ferdinand Lepere under the TBS International Limited 2005 Equity Incentive Plan.		10-Q	000-51368	10.7	8/10/2007
10.35*	TBS International Limited 2005 Equity Incentive Plan, as amended.		10-Q	000-51368	10.1	11/9/2007
10.36*	TBS International Limited 2005 Equity Incentive Plan - Form of Share Unit Award Agreement.		10-Q	000-51368	10.2	11/9/2007
10.37	Credit Agreement, dated December 7, 2007, by and among Claremont Shipping Corp. and Yorkshire Shipping Corp., and TBS International Limited, as guarantor with Credit Suisse Lender.	X		000-51368	21.1	3/14/2008
10. 38	Credit Agreement, dated January 16, 2008, by and among Bedford Maritime Corp, Brighton Maritime Corp, Columbus Maritime Corp, Hari Maritime Corp, Hancock Navigation Corp, Prospect Navigation Corp, and Whitehall Marine Transport Corp Corp. as Borrowers, and TBS International Limited, as guarantor with DVB Group Merchant Bank (Asia) Ltd. as Facility Agent, Security Trustee and a Lender, The Governor and Company of the Bank of Ireland, as Payment Agent and a Lender, and Natixis, as a Lender.	X		000-51368	21.2	3/14/2008
10.39	Credit agreement, dated February 29, 2008 by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp. as borrowers, and TBS International Limited as Parent guarantor and AIG Commercial Equipment Finance, Inc., as lender.	X		000-51368	21.3	3/14/2008
10.40	Lease agreement, dated January 1, 2008, between Joseph E. Royce, Landlord and TBS Shipping Services Inc., tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York.	X		000-51368	21.4	3/14/2008
21.1	Subsidiaries of the Registrant	X		000-51368	21.1	3/14/2008
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.1	3/14/2008
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2	3/14/2008
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2	3/14/2008
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-51368	32	3/14/2008

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
of TBS International Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(i) present fairly, in all material respects, the financial position of TBS International Limited and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2008

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$30,498,324	$12,006,727
Charter hire receivable, net of allowance of $490,196 in 2007
and $442,529 in 2006	30,081,035	25,396,093
Fuel and other inventories	11,122,913	7,256,483
Prepaid expenses and other current assets	7,742,099	7,704,416
Advances to affiliates	917,760	5,604
Total current assets	80,362,131	52,369,323
Deposits for vessel purchases	14,836,000	1,695,000
Fixed assets, net	444,082,045	336,869,094
Goodwill	8,425,935	8,425,935
Other assets and deferred charges	11,407,199	3,731,491
Total assets	$559,113,310	$403,090,843

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$22,698,571	$19,770,000
Obligations under capital lease, current portion		4,087,484
Accounts payable	11,723,077	6,049,174
Accrued expenses	36,713,539	21,529,351
Voyages in progress	7,015,709	4,268,514
Advances from affiliates	467,550	481,103
Total current liabilities	78,618,446	56,185,626

Debt, long-term portion	157,467,391	106,034,033
Obligations under capital lease, net of current portion		17,267,206
Other liabilities	3,464,973
Total liabilities	239,550,810	179,486,865

COMMITMENTS AND CONTINGENCIES

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000
authorized, 14,350,996 shares issued and outstanding in 2007 and 14,319,996 shares issued and outstanding in 2006	143,510	143,200
Common shares, Class B, $.01 par value, 30,000,000
authorized, 13,404,461 shares issued and outstanding	134,045	134,045
Warrants	20,747	20,747
Additional paid-in capital	88,529,712	87,880,449
Accumulated other comprehensive (loss) income	(2,897,257)	42,386
Retained earnings	233,631,743	135,383,151
Total shareholders' equity	319,562,500	223,603,978
Total liabilities and shareholders' equity	$559,113,310	$403,090,843

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007		2006		2005

Revenue
Voyage revenue		$264,193,377		$189,012,189	$175,595,810
Time charter revenue		88,365,332		63,113,997	71,455,764
Other revenue		3,046,347		1,459,527	979,644
Total revenue		355,605,056		253,585,713	248,031,218
Operating expenses
Voyage		92,481,577		83,254,139	75,291,117
Vessel		85,957,548		63,205,330	68,710,650
Depreciation and amortization		36,022,475		29,866,684	19,537,055
Management fees					2,624,391
General and administrative		38,703,544		27,256,199	17,617,690
Loss (gain) from sale of vessel		813,891		(2,179,820)
Total operating expenses		253,979,035		201,402,532	183,780,903

Income from operations		101,626,021		52,183,181	64,250,315

Other (expenses) and income
Interest expense		(10,394,176)		(11,576,202)	(9,346,461)
Interest and other income		983,002		1,809,838	752,208
Loss on extinguishment of debt				(3,356,992)
Gain on sale and recovery of vessel		6,033,745
Total other expenses, net		(3,377,429)		(13,123,356)	(8,594,253)

Net income		$98,248,592		$39,059,825	$55,656,062

Amount allocated to participating preferred shareholders	$		$		$(5,705,560)

Net income available for common shareholders		$98,248,592		$39,059,825	$49,950,502

Earnings per share
Net income per common share
Basic		$3.51		$1.40	$2.28
Diluted		$3.50		$1.39	$2.05
Weighted average common shares outstanding
Basic		28,029,340		27,998,843	21,870,160
Diluted		28,066,736		28,088,310	24,310,909

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$98,248,592	$39,059,825	$55,656,062
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale and insurance recovery of vessel	(6,033,745)
Loss (gain) on sale of vessel	813,891	(2,179,820)
Depreciation and amortization	36,022,475	29,866,684	19,537,055
Loss on change in value of interest swap	567,716
Amortization and write-off of deferred financing costs	1,073,506	2,088,894	443,381
Addition on allowance for bad debt	80,724
Non cash stock based compensation	524,573	272,500	1,069,000
Loss in joint venture	27,145	74,027
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(4,765,666)	152,020	(8,351,663)
(Increase) decrease in fuel and other inventories	(3,866,430)	378,949	(4,247,803)
Decrease (increase) in prepaid expenses and other assets	302,317	(4,143,653)	1,707,430
(Increase) in other assets and deferred charges	(1,127,355)
Increase in accounts payable	5,673,903	1,322,586	171,461
Increase (decrease) in accrued expenses	15,309,188	(171,762)	9,692,691
Increase (decrease) in voyages in progress	2,747,195	2,149,613	(531,650)
(Decrease) in advances from/to affiliates, net	(925,709)	(923,318)	(1,412,012)
Net cash provided by operating activities	144,672,320	67,946,545	73,733,952

Cash flows from investing activities
Proceeds on sale of vessel	62,014,150	3,160,500
Vessel acquisition/capital improvement costs	(201,844,273)	(97,763,257)	(177,009,241)
Deposit for vessel purchases	(14,836,000)	(1,695,000)
Restricted cash for litigation		532,500	(532,500)
Return of investment in security	160,000
Payment for purchase of TBS Shipping Services Inc and Roymar Ship
Management Inc., net of cash acquired of $801,594			(7,289,895)
Investment in securities	(228,940)	(500,000)
Investment in joint venture	(360,000)	(500,000)

Net cash (used in) investing activities	(155,095,063)	(96,765,257)	(184,831,636)

Cash flows from financing activities
Dividends paid			(150,000)
Proceeds on sale of TBS International Limited shares owned by subsidiaries			795,336
Proceeds from issuance of shares in initial public offering and exercise of
series A warrants, net of offering costs			60,841,169
Repayment of debt principal	(21,198,571)	(109,747,462)	(27,773,746)
Proceeds from debt	60,000,000	75,000,000	95,000,000
Payment of deferred financing costs	(4,092,898)	(3,050,482)	(2,193,092)
Proceeds from revolving debt facility	101,000,000	57,974,533	12,000,000
Repayment of revolving debt facility	(85,439,500)	(3,160,500)	(12,000,000)
Repayment of obligations under capital leases	(21,354,690)	(3,348,331)	(9,938,506)
Net cash provided by financing activities	28,914,341	13,667,758	116,581,161

Net increase (decrease) in cash and cash equivalents	18,491,597	(15,150,954)	5,483,477
Cash and cash equivalents beginning of period	12,006,727	27,157,681	21,674,204

Cash and cash equivalents end of period	30,498,324	$12,006,727	$27,157,681

Supplemental cash flow information
Interest paid	$9,868,517	$10,451,046	$9,001,396

Noncash Investing activities: For the year ended December 31, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Princess excludes the noncash portion of $5,500,000, which was retained by the buyer/lessor as a deposit on the bareboat charters

Noncash Financing activities: For the year ended December 31, 2007, 31,000 shares were issued to independent directors and our Chief Financial Officer under the 2005 Employee Incentive Plan.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

								Accumulated
								Other
			Preference			Additional		Compre-
	Common Shares			Warrants		Paid-in	Retained	hensive
	Shares	Amount	Shares	Shares	Amount	Capital	Earnings	Income(Loss)	Total

Balance at December 31, 2004	4,000,000	$16,000	$4,000	2,666,658	$800,000	$24,357,936	$40,817,264		$65,995,200
Conversion of preference shares to
common shares	2,000,000	8,000	(4,000)			(4,000)
Additional shares issuable under anti-
dilution provisions of warrant
agreement				1,132,172
Redesignation and change in par value
of common shares from $.004 to $.01	(3,600,000)
Stock split	12,881,692	128,817				(128,817)
Change in number of shares issuable
under warrants due to change in par
value of common shares and stock split				4,488,305
Exercise of Series A warrants	5,413,265	54,133		(5,413,265)	(388,812)	388,812			54,133
Cancellation of Series A warrants				(1,687,590)	(121,212)	121,212
Cancellation of Series B & C warrants				(897,427)	(269,229)	269,229
Initial public offering	7,000,000	70,000				65,030,000			65,100,000
Stock offering costs						(4,312,964)			(4,312,964)
Stock issued to employees as payroll						1,069,000			1,069,000
Proceeds on sale of TBS International
Limited stock owned by subsidiaries in
connection with initial public offering						795,336			795,336
Net income							55,656,062		55,656,062
Dividends paid on preference shares							(150,000)		(150,000)

Balance at December 31, 2005	27,694,957	276,950		288,853	20,747	87,585,744	96,323,326		184,206,767

Net income							39,059,825		39,059,825
Unrealized gain on cash flow hedges								$42,386	42,386
Comprehensive income									39,102,211
Stock-based award activity	29,500	295				294,705			295,000

Balance at December 31, 2006	27,724,457	277,245		288,853	20,747	87,880,449	135,383,151	42,386	223,603,978

Net income							98,248,592		98,248,592
Unrealized loss on cash flow hedges								(2,939,643)	(2,939,643)
Comprehensive income									95,308,649
Stock-based award activity	31,000	310				649,263			649,573

Balance at December 31, 2007	27,755,457	$277,555	$	288,853	$20,747	$88,529,712	$233,631,743	$(2,897,257)	$319,562,500

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

1. Organization and Nature of Business

TBS International Limited ("TBS"), which is organized in Bermuda, is engaged in the ocean transportation of dry cargo through the use of owned and chartered vessels. All the related corporations of the Company, except Roymar and TBS Shipping Services and its subsidiaries, are foreign corporations and conduct their business operations worldwide. Roymar and TBS Shipping Services and Subsidiaries conduct their business operations in the United States. The terms "Company," "we," "our," and "us" refer to TBS International Limited and its consolidated subsidiaries. A listing of all of TBS’s subsidiaries, with their country of registry and vessel owned, if applicable is as follows:

●	TBS International Limited (Bermuda)
	●	Westbrook Holdings Ltd. And its subsidiaries (All Marshall Islands)
		●	Albemarle Maritime Corp. – Mohawk Princess
		●	Amoros Maritime Corp. – Hopi Princess
		●	Arden Maritime Corp. – Tayrona Princess
		●	Asia-America Ocean Carriers Ltd. – (Huron Maiden sold May, 2007)
		●	Avon Maritime Corp. – Wichita Belle
		●	Bedford Maritime Corp. – Apache Maiden
		●	Beekman Shipping Corp. – Laguna Belle
		●	Birnam Maritime Corp. – Sioux Maiden
		●	Brighton Maritime Corp. – Kickapoo Belle
		●	Bristol Maritime Corp. – Tuscarora Belle
		●	Chatham Maritime Corp. – Zuni Princess
		●	Chester Shipping Corp. – Tamoyo Maiden
		●	Claremont Shipping Corp. – Arapaho Belle
		●	Columbus Maritime Corp. – Seneca Maiden
		●	Cortland Navigation Corp. – (Chippewa Belle sold October, 2003)
		●	Darby Navigation Corp. – Nyack Princess
		●	Dover Maritime Corp. – Aztec Maiden
		●	Dyker Maritime Corp. – Caribe Maiden
		●	Elrod Shipping Corp. – Nanticoke Belle
		●	Exeter Shipping Corp. – Alabama Belle
		●	Fairfax Shipping Corp. – Seminole Princess
		●	Frankfort Maritime Corp. – Shawnee Princess
		●	Glenwood Maritime Corp. – Miami Maiden
		●	Grainger Maritime Corp. – Ottawa Princess
		●	Hancock Navigation Corp. – Kiowa Princess
		●	Hansen Shipping Corp. – Ainu Princess
		●	Hari Maritime Corp. – Navajo Princess
		●	Henley Maritime Corp. – Tuckahoe Maiden
		●	Hudson Maritime Corp. – Chesapeake Belle
		●	Jessup Maritime Corp. – Savannah Belle
		●	Kensington Shipping Corp. – (Maya Princess sold March, 2007)
		●	Lancaster Maritime Corp. – Mohave Maiden
		●	Leaf Shipping Corp. – Management Company

	●	Montrose Maritime Corp. – Yakima Princess
	●	Newkirk Navigation – (Dakota Belle sold September, 2006)
	●	Oldcastle Shipping Corp. – Taino Maiden
	●	Pacific Rim Shipping Corp. – Philippine Bareboat Charterer
	●	Prospect Navigation Corp. – Inca Maiden
	●	Rector Shipping Corp. – Siboney Belle
	●	Remsen Navigation Corp. – Maori Maiden
	●	Sheffield Maritime Corp. – Manhattan Princess
	●	Sherman Maritime Corp. – Rockaway Belle
	●	Sterling Shipping Corp. – Biloxi Belle
	●	Stratford Shipping Corp. – Iroquois Maiden
	●	Vernon Maritime Corp. – Mohegan Princess
	●	Whitehall Marine Transport Corp. – Cherokee Princess
	●	Windsor Maritime Corp. – Shinnecock Belle
	●	Yorkshire Shipping Corp. – Oneida Princess
	●	Argyle Maritime Corp. (New vessel building-Hull Number NYHS200720)
	●	Caton Maritime Corp. (New vessel building-Hull Number NYHS200721)
	●	Dorchester Maritime Corp. (New vessel building-Hull Number NYHS200722)
	●	Longwoods Maritime Corp. (New vessel building-Hull Number NYHS200723)
	●	McHenry Maritime Corp. (New vessel building-Hull Number NYHS200724)
	●	Sunswyck Maritime Corp. (New vessel building-Hull Number NYHS200725)
●	Transworld Cargo Carriers, S.A. (Marshall Islands)
●	TBS Worldwide Services Inc. (Marshall Islands)
	●	TBS African Ventures Limited
● GMTBS Africa Line Limited (Hong Kong) (50% ownership)
	●	TBS Eurolines, Ltd.
	●	TBS Latin America Liner, Ltd.
	●	TBS Middle East Carriers, Ltd.
	●	TBS North America Liner, Ltd.
	●	TBS Ocean Carriers, Ltd.
	●	TBS Pacific Liner, Ltd.
●	Mercury Marine Ltd. (formerly TBS Logistics Ltd.) (Marshall Islands)
●	Roymar Ship Management, Inc. (New York)
●	TBS Shipping Services Inc. (New York)
	●	Compass Chartering Corp. (New York)
● Azalea Shipping & Chartering Inc. (New York)
	●	TBS US Enterprises LLC (Delaware)
	●	TBS Energy Logistics L P (Delaware)
	●	TBS Logistics Incorporated (Texas)

    Westbrook Holdings, Ltd. and its subsidiaries ("Westbrook") operate their vessels under pool agreements with an affiliate, TBS Worldwide Services Inc. ("TBS Worldwide") and its subsidiaries, (TBS Pacific Liner, Ltd., TBS Latin America Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers, Ltd., TBS Middle East Carriers Ltd., TBS African Ventures Limited and TBS Eurolines, Ltd.) (collectively, the "Pools"). Transworld Cargo Carriers, S.A. ("TWCC") operates substantially all its vessels under pool agreements with TBS Worldwide. Roymar and TBS Shipping Services provide technical and operational management services to the TBS and its other subsidiaries.

Note 2 -- Summary of Significant Accounting Policies

Basis of Accounting and Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America. A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

Principles of Consolidation

The consolidated financial statements include the accounts of TBS and all subsidiaries that are more than 50 percent owned. All significant intercompany transactions and balances have been eliminated in consolidation. Companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.

Segment Reporting

The Company has determined, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," that it operates in one reportable segment, the worldwide ocean transportation of dry cargo.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to allowances for charter hire and claims receivable, estimated lives of vessels and voyages in progress.

Revenue Recognition – Related Expenses

Revenue is generally recorded when services are rendered, evidence of an arrangement is obtained, pricing is fixed or determinable and collection is reasonably assured. We generally employ our vessels under time or voyage charters. With time charters, we receive a fixed charter hire per on-hire day and are responsible for meeting all the vessel operating expenses such as crew costs, insurance, stores and lubricants and repairs and maintenance. Time charter revenue is recorded over the term of the charter as service is provided. Revenue from time charters in progress at year end is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through year end.

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses. Under a voyage charter, the revenues and related voyage expenses are recognized on the percentage of service completed at the balance sheet date by prorating the estimated total voyage revenue and expenses using the ratio of voyage days completed through balance sheet date to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis. Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses for both voyage and time charters are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents.

Charter Hire Receivable and Allowance for Doubtful Accounts

Charter hire receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on specific identification of certain receivable balances for which management believes collectability is questionable and by maintaining a percentage of outstanding receivable balances as an allowance to assure coverage for risks not specifically identified.

Claims Receivable

Claims receivable, which are included in prepaid expenses and other current assets, represent claims for reimbursement of expenses incurred that have been or will be made under our hull and machinery, and protection and indemnity coverages. We record the probable amount that we expect to recover from insurance net of the applicable deductible.

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

Fuel and Other Inventories

Fuel and other inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at the lower of cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts).

Fixed Assets

Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service, less accumulated depreciation. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation on vessels is calculated, based on cost less estimated residual value, using the straight-line method over the remaining useful life of the vessel.  Depreciation on vessel improvements is calculated using the straight-line method over the remaining useful life of the vessel. The remaining useful life of each vessel is estimated as the period from the date we put the vessel in service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Maintenance and repair costs that do not improve or extend the useful lives of the vessels, other than dry dock costs discussed below, are expensed as incurred.

Vessel construction in progress represents the accumulated costs to build six vessels.  The Company capitalizes direct and indirect costs clearly associated with the development, design, and construction of new vessels as these costs have a future benefit. Costs include installments paid to the shipyard, payments made to third parties in connection with the new vessel building program, and interest costs incurred during the construction period, which is defined as the period from the start of construction until the date that each vessel is substantially complete and ready for use.

    Vessel leasehold improvements are the cost of improvements made to two vessels chartered in under long term charters.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the term of the lease.

Deferred dry docking costs represent amounts incurred for periodic inspections and overhaul activities required for regulatory and insurance purposes.  Dry dock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.

Other Fixed Assets, consisting principally of grabs, computer hardware, software and office equipment are depreciated on a straight-line basis.

We use the following useful lives to calculate depreciation and amortization:

Description	Useful Life
Vessel	Remaining vessel life, 5 -22 years
Vessel improvements	Remaining vessel life, 5 -22 years
Vessel equipment	2-5 years
Vessel leasehold improvements	7 years
Deferred dry docking costs	30 months
Other fixed assets including grabs	3-10 years

Impairment of Long-Lived Assets

The Company is required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are measured for impairment when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Management performs impairment analyses when certain triggering events occur.  If a triggering event was to occur the fair values of our long-lived assets would be determined by consideration of independent third-party appraisals. The Company has determined that there was no impairment of long-lived assets at December 31, 2007 and 2006.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill is reviewed annually or more frequently if events or circumstances indicate possible impairment in accordance with SFAS No. 142 "Goodwill and Other Intangibles Assets". This statement requires that goodwill and other intangibles assets with an indefinite life are not to be amortized but instead tested for impairment at least annually. The Company has determined that there was no impairment of goodwill as of and for the years ended December 31, 2007 and 2006.

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

Leases

Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining available lease terms. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease. Deferred leasing costs are amortized over the term of the lease using the straight-line method, which is not materially different than the effective interest method.  Rental expense for leases classified as operating and that contain predetermined fixed decreases of  minimum rentals during the term of the lease is recognized on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the leased properties.  The difference between the amounts charged to operations and amounts paid is recorded as deferred rent receivable.

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

Pursuant to the Internal Revenue Code of the United States, U.S. source income from the international operations of ships is generally exempt from U.S. tax if the company operating the ships meets certain requirements. Among other things, in order to qualify for this exemption, the company operating the ships must meet two requirements. First, a company must be incorporated in a country which grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations. Second more than 50% of the outstanding shares of stock of either the company or its parent, by both total combined voting and total value, must be listed on an exchange in the country of incorporation or another country that grants an equivalent exemption from income taxes to U.S. citizens and U.S. corporations or on a U.S. exchange and be regularly traded, as defined.

TBS and its foreign subsidiaries are incorporated in countries that grant equivalent exemption from income taxes to U.S. citizens and U.S. corporations. In June 2005, TBS met the second requirement for exemption from U.S. income tax when it completed its initial public offering and its stock began being regularly traded on the NASDAQ market.

United States federal and state income taxes that TBS's U.S. subsidiaries are subject to are not significant to the accompanying consolidated statements of operations and is included as a component of general and administrative in the consolidated income statement.

Stock Based Compensation

The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Earnings Per Share

Earnings per share are based on reported net income available for common shareholders and the weighted average number of common shares outstanding (basic) and the weighted average total of common shares outstanding and potential common shares (diluted).

Fair Value of Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt. We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2007, one customer accounted for 13.1% of charter hire receivables, and as of December 31, 2006 one customer accounted for 10.4% of charter hire receivables.

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

•
Short-term debt - The carrying amount reported in the accompanying consolidated balance sheets for short-term debt approximates its fair value due to the current maturity of such instruments and their variable rates.

•
Long-term debt - The carrying amount of our long-term debt approximates fair value due to the variable interest rates on bank borrowings and based on the current rates offered to us for debt of the same remaining maturities.

•
Interest Rate Swap - The Company utilizes certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Company minimizes its credit risk on these transactions by dealing only with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.

Foreign Currency Transactions

The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities

The Company seeks to manage its interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable.

Reclassification

Reclassifications were made to the consolidated cash flows for the years ended December 31, 2006 and 2005 to conform to the current presentation of cash flows provided by operating and financing activities. The reclassification did not impact total net cash provided by operating and financing activities previously reported for the years ended December 31, 2006 and 2005.

Note 3— New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement  No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 (R) is not expected to have a material impact on our consolidated results of operations, cash flows, or financial position.

In December 2007, the FASB issued SFAS Statement No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 " ("SFAS 160").  This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our consolidated results of operations, cash flows, or financial position.

On April 30, 2007, the  FASB issued Staff Position No. FIN 39-1 ("FIN 39-1"), which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts ("FIN 39")."  FIN 39-1 permits companies to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early application permitted, and is applied retrospectively as a change in accounting principle. The adoption of FIN 39-1did not have any impact on our consolidated results of operations, cash flows, or financial position.

In February 2007, the FASB  issued SFAS Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The accounting provisions of SFAS 157 are effective for the Company beginning on November 15, 2008.  The Company has not yet determined the impact, if any, that SFAS 157 will have on its consolidated financial statements.

Note 4 — Allowance for Charter Hire and Claims Receivable

We review the allowances for doubtful accounts monthly. Account balances are charged off against the allowance when we feel that it is probable the receivable will not be recovered. We do not have any significant off-balance sheet credit exposure related to our customers.

 Allowance for doubtful charter hire receivable is as follows:

	Balance at		Write-offs Net of	Balance at
	Beginning of Year	Additions	Recoveries	End of Year
December 31, 2005	$1,456,594		$(762,380)	$694,214
December 31, 2006	$694,214		$(251,685)	$442,529
December 31, 2007	$442,529	$80,724	$(33,057)	$490,196

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
Description	2007	2006

Claims receivable	$1,502,546	$2,905,013
Due from agents	1,617,827	2,153,993
Other receivables	2,763,021	1,058,474
Prepaid expenses	1,858,705	1,586,936
	$7,742,099	$7,704,416

Note 6 — Fuel and Other Inventories

Fuel and other inventories consist of the following:

Description	December 31, 2007	December 31, 2006
Fuel	$7,702,783	$4,650,557
Lubricating oil	2,770,034	2,125,983
Other	650,096	479,943
	$11,122,913	$7,256,483

Note 7 — Fixed Assets

Fixed assets consist of the following:

Description	December 31, 2007	December 31, 2006
Vessels	$402,098,469	$367,515,843
Vessel improvements and other equipment	53,323,171	27,020,499
Deferred dry docking costs	13,990,033	7,780,192
Vessel construction in process	62,834,982	280,163
Other fixed assets	13,512,456	9,626,975
	545,759,111	412,223,672
Less accumulated depreciation and amortization	(101,677,066)	(75,354,578)
	$444,082,045	$336,869,094

We acquired the following vessels during 2007, 2006, and 2005:

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Claremont Shipping Corp.	Arapaho Belle	November 23, 2007	$29,000,000	21.1
Elrod Shipping Corp.	Nanticoke Belle	April 10, 2007	16,950,000	12.3
Jessup Maritime Corp.	Savannah Belle	November 14, 2007	10,700,000	5.1
Montrose Shipping Corp.	Yakima Princess	October 12, 2007	29,000,000	13.2

Vessel Acquisitions for the year ended December 31, 2007			$85,650,000

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Dover Maritime Corp.	Aztec Maiden	May 2, 2006	$8,100,000	7.1
Fairfax Shipping Corp.	Seminole Princess	November 10, 2006	23,100,000	20.1
Beekman Shipping Corp.	Laguna Belle	November 15, 2006	22,000,000	19.1
Exeter Shipping Corp.	Alabama Belle	November 24, 2006	16,075,000	9.1

Vessel Acquisitions for the year ended December 31, 2006			$69,275,000

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Chester Shipping Corp	Tamoyo Maiden	January 18, 2005	$8,000,000	12.0
Rector Shipping Corp	Siboney Belle	February 9, 2005	8,625,000	13.0
Albemarle Maritime Corp	Mohawk Princess	February 16, 2005	12,000,000	7.0
Hansen Shipping Corp	Ainu Princess	February 23, 2005	8,625,000	13.0
Bristol Maritime Corp	Tuscarora Belle	April 20, 2005	12,750,000	9.3
Hudson Maritime Corp	Chesapeake Belle	April 25, 2005	12,750,000	9.4
Glenwood Maritime Corp	Miami Maiden	April 26, 2005	12,240,000	9.4
Windsor Maritime Corp	Shinnecock Belle	June 7, 2005	15,300,000	10.0
Kensington Shipping Corp	Maya Princess	June 28, 2005	15,810,000	6.5
Sterling Shipping Corp	Biloxi Belle	July 12, 2005	15,500,000	9.5
Remsen Navigation Corp	Maori Maiden	September 6, 2005	13,750,000	9.3
Darby Navigation Corp.	Nyack Princess	November 6, 2005	10,000,000	7.8
Birnam Maritime Corp.	Sioux Maiden	November 7, 2005	18,500,000	13.2

Vessel Acquisitions for the twelve months ended December 31, 2005			$163,850,000

During 2007 the following vessels were sold:

a.	On March 13, 2007, the Company sold the Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

b.
On March 9, 2007, the Huron Maiden was severely damaged in a grounding accident on an uncharted rock while on passage near Indonesia. The grounding resulted in damage to the vessel that was too extensive to repair, rendering the vessel a total loss. On April 4, 2007, the vessel was declared a constructive total loss. The Company received a net amount of $8.0 million from its Hull & Machinery/ Increased Value insurances after a scrap value credit of $2.0 million. The Company retained the proceeds on the sale of the vessel for scrap, which was sold and delivered to the buyer on May 4, 2007 for $2.8 million. After deducting the net book value of the vessel and expenses incurred in connection with the accident and the sale of the vessel of approximately $3.8 million and $1.0 million, respectively, the Company realized a gain on the casualty and sale of the vessel of approximately $6.0 million. The vessel was collateral for the credit facility with Bank of America and, accordingly, the insurance and scrapping sale proceeds were used to pay down the revolver portion of the credit facility.

c.
On January 30, 2007, the Company through two subsidiaries, each sold and leased back a vessel pursuant to a sale-leaseback arrangement.  Net proceeds from the transactions after expenses and deposits were $38.6 million.  The vessel Seminole Princess was sold to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and the vessel Laguna Belle was sold to Rushmore Shipping LLC ("Rushmore") for $22.0 million, each pursuant to a memorandum of agreement.  The Company through the two subsidiaries had taken delivery of the vessel Seminole Maiden (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006 and the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006.  Under the sale-leaseback arrangement, the respective selling subsidiary each entered into a seven-year bareboat charter with Adirondack and Rushmore.  The charters are classified as operating leases – see note 19 "Commitments and Contingencies."  Proceeds from the sale were used to repay advances outstanding under the revolving credit facility.  The bareboat charters allow the charterers to purchase the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million or $6.75 million, respectively.  The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. In connection with the sale-leaseback, $5.5 million was retained by buyer/lessor as a deposit on the bareboat charters.

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. ("Ship yard") to build six newly designed multipurpose vessels with retractable tweendecks at a contract purchase price of $35.4 million per vessel.  The vessels are designated as Hull numbers  NYHS200720 through NYHS200725.  The agreements provide for the delivery of two vessels in 2009 and four vessels in 2010.  As of December 31, 2007, we made payments of $55.9 million to the Ship yard toward the purchase price of the six vessels, including payments of $0.1 million made on behalf of the Ship yard.  We also made payments for design and professional fees of $2.0 million.  The Company capitalized deferred financing costs of $2.0 million associated with The Royal Bank of Scotland new vessel building credit facility and $2.9 million of interest expense incurred during the year. Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessels are placed into service.  At December 31, 2007, steel cutting was complete for Hull number NYHS200720 and the Ship yard just began steel cutting for Hull number NYHS200721.

Depreciation and amortization of vessels and other assets was $36.0 million, $29.9 million and $19.5 million respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8 — Deposits for vessel purchases

Deposits on vessels that we have contracted to purchase but that have not yet been delivered at December 31, 2007 and 2006 consist of the following (See note "21 — Subsequent Events" for vessels delivering after December 31, 2007):

New Vessel Name	Former Vessel Name	Date of Deposit	December 31, 2007	December 31, 2006
Nanticoke Belle	Blu Mistral	December 12, 2006		$1,695,000
Oneida Princess	Gebe Oldendorff	September 17, 2007	$3,200,000
Mohave Maiden	Diasozousa	November 2, 2007	2,600,000
Zuni Princess	Ypermachos	November 2, 2007	2,600,000
Hopi Princess	African Sanderling	November 21, 2007	1,836,000
Ottawa Princess	Wedellsborg	December 18, 2007	2,300,000
Caribe Maiden	Frijsenborg	December 18, 2007	2,300,000
			$14,836,000	$1,695,000

Note 9 — Advances to / from Affiliates

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

Note 10 – Other assets and deferred charges

Other assets and deferred charges consist of the following:
	December 31,
Description	2007	2006
Deferred financing and leasing costs, net	$3,740,243	$2,711,299
Investment in securities	228,940	500,000
Deposit bareboat charter	5,500,000
Deferred rent receivable	1,127,355
Investment in joint venture	810,661	477,806
Fair value of interest rate swap agreement		42,386
	$11,407,199	$3,731,491

Deferred financing and leasing costs represent fees we incurred in obtaining new financing, refinancing existing debt or arranging long term leases on vessels.   Accumulated amortization of deferred financing and leasing costs was $1,412,687 and $339,183 at December 31, 2007 and 2006, respectively.

In November 2005, the company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa.  The Company made a capital investment of $100,000 and loans of $400,000 on February 7, 2006 and March 1, 2006, respectively, for a 50% interest in the joint venture and additional $360,000 in loans were made to the joint venture during 2007. The investment is accounted for using the equity method and the Company’s share of the financial result of the joint venture was a loss of approximately $27,000 and $74,000 for  2007 and 2006, respectively, and a profit of approximately $52,000 for 2005, which is included in other income in the consolidated statement of operations. In November 2007, the joint venture partners agreed to suspend activities of the joint venture in 2008.

In connection with the sale-leaseback of the Seminole Princess and Laguna Belle in January 2007, $5.5 million was retained by buyer/lessor as a deposit on the bareboat charters.  The leases for the vessels contain predetermined fixed decreases of charter hire payments due under the charters during the term of the leases.  The Company recognizes the related rental expense on a straight-line basis over the life of the leases and records the difference between the amounts charged to operations and amounts paid as deferred rent receivable.

Note 11 — Accrued Expenses

Accrued expenses consist of the following:

Description	December 31, 2007	December 31, 2006
Voyage and vessel expenses	$26,826,910	$16,910,180
Payroll and related costs	9,352,827	3,479,675
Commissions	378,803	667,453
Cargo claims	154,999	245,999
Other expenses	-	226,044
	$36,713,539	$21,529,351

Note 12 — Financing

The Company's outstanding debt balances were as follows:

	Interest Rate at December 31, 2007	December 31, 2007	December 31, 2006

Bank of America - term credit facility,
expires July 30, 2010	6.59%	$50,446,429	$65,625,000

Bank of America - revolving credit facility,
expires July 30, 2010	6.41% - 6.99%	70,374,533	54,814,033

The Royal Bank of Scotland credit
facility, expires March 23, 2010	6.21%	4,345,000	5,365,000

The Royal Bank of Scotland credit facility,
new vessel buildings, expires through March 31, 2021	6.95%	35,000,000	-

Credit Suisse credit facility,
expires March 31, 2018	6.18%	20,000,000	-

Debt balance		$180,165,962	$125,804,033

The repayment of debt over the next five years and thereafter is as follows:

2008	$22,698,571
2009	24,786,071
2010	91,575,320
2011	10,894,000
2012	10,894,000
Thereafter	19,318,000

$180,165,962

Bank of America Credit Facility

On July 31, 2006, TBS, through its subsidiaries, entered into a $140.0 million credit facility (the "BA Credit Facility") with a syndicate of commercial lenders led by Bank of America.  The Credit Facility is composed of a $75.0 million term loan facility ("BA Term Credit Facility") and a $65.0 million revolving credit facility ("BA Revolving Credit Facility").  On July 31, 2006, the Company made a full drawdown on the BA Term Credit Facility of $75.0 million and an initial drawdown of $10.0 million on the BA Revolving Credit Facility to repay $80.9 million of outstanding principal and interest due on loans with the existing lenders.  We used the balance of the drawdown together with cash from operations to pay $5.2 million of costs associated with the refinancing, including deferred financing costs of $3.1 million.

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

The non-amortizing BA Revolving Credit Facility is due in July 2010.  Interest on the BA Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio.  The loan margin rate can vary, in .50% increments, between four pricing levels from 2.75% to 1.25%.  The initial loan margin rate was 2.25% and became adjustable during the first quarter 2007.  The Company's average loan margin was 1.75% during 2007, based on the Company’s consolidated leverage ratio.  At December 31, 2007, the Company’s consolidated leverage ratio was below 1.5 to 1.0 and; accordingly, the loan margin was 1.75%.  In connection with the Credit Facility, the Company incurred deferred financing costs of $3.5 million that are being amortized over the term of the Credit Facility.

The Credit Facility is collateralized primarily by 22 of our vessels with a net book value at December 31, 2007 of $ 228.9 million, as well as by the Company’s equity interests in the subsidiaries that own the vessels.  Each subsidiary of the Company with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.

The BA Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  At December 31, 2007, and during the year then ended, the Company was in compliance with all covenants.

In February 2008, the Company entered into a commitment with Bank of America, serving as Administrative Agent, to amend and restate the existing BA Credit Facility.  Under the commitment, Bank of America would lead a syndication of commercial lenders that would increase the credit facility to $200.0 million.  The amended credit facility would be composed of a $100.0 million term loan facility and a $100.0 million revolving credit facility and will be used to payoff the existing BA Credit Facility and for general corporate purposes.

The Royal Bank of Scotland Credit Facility

The Company entered into a credit facility with The Royal Bank of Scotland (RBS Credit Facility) for $7.15 million in December 2004.  The Company drew down the full facility in December 2004, to replenish the Company's working capital in connection with the acquisition of the vessel Wichita Belle.  Interest is at LIBOR plus 1.5%, compounded monthly and paid quarterly.  Payment of principal is due in 20 quarterly installments of $255,000 commencing on June 30, 2005 (six months after drawdown).  A balloon installment of $2,050,000 is payable with the last quarterly installment on March 23, 2010.  The RBS Credit Facility is collateralized by a First Preferred Ship Mortgage on the vessel Wichita Belle, which had a net book value at December 31, 2007 of $ 12.6 million, and assignment of freight revenue and insurance.  The RBS Credit Facility requires that the Company maintain a monthly average of $1,500,000 on deposit with the bank.  On February 22, 2008 the loan was repaid and the vessel will be included with the vessels collateralizing the amended BA Credit Facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland for a $150.0 million term loan credit facility (the "RBS NB Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.

The RBS NB Credit Facility consists of six $25.0 million term loans designated Loans A through F, which are available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as the lenders may agree to.  Advances under the RBS NB Credit Facility will be drawn down in the following amounts, by the following subsidiaries upon the completion of the milestones noted below:

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

In March 2007, we drew down $30.0 million upon the contract signing and an additional $5.0 million in August 2007 upon the start of steel cutting of hull number NYHS200720.  Interest on the RBS NB Credit Facility is at LIBOR plus a loan margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a loan margin of 1.50% after the delivery advance is drawn down.  Interest is payable either monthly, quarterly or semi-annually depending on interest period selected by the Company.  Each of the loans made under the RBS NB Credit Facility is payable in 40 quarterly installments of $417,500 beginning three months after the drawdown of the delivery advance with a final payment of $8,300,000 due when the last quarterly payment is made.  If the scheduled delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS NB Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.  The borrowing subsidiaries are also required, among other things, to maintain the vessels when delivered, to comply with all applicable laws, to keep proper books and records, to preserve their corporate existence, to maintain insurance, and to pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  TBS as Guarantor is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS NB Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made, or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio set forth in the loan agreement.  At December 31, 2007, and during the year ended, the Company was in compliance with all covenants. In connection with the Credit Facility, the Company incurred deferred financing costs of $2.0 million that are being capitalized as part of the costs of the construction of the vessels.

Concurrent with entering into the RBS NB Credit Facility, the borrowing subsidiaries entered into an agreement (the "Guarantee Facility") to have The Royal Bank of Scotland guarantee payments due under the Shipbuilding Contracts.  Under the Guarantee Facility, The Royal Bank of Scotland has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contract.  The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million.  The Guarantee Facility for each borrower subsidiary expires twelve months after the anticipated delivery date of the respective vessel.  TBS guarantees the obligations of the borrower subsidiaries under the Guarantee Facility.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company through two wholly owned subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase two vessels.  The CS Credit Facility provides for two term loans of up to $20.0 million each, one collateralized by the vessel Arapaho Belle and the other collateralized by the vessel Oneida Princess.  The Arapaho Belle was delivered on November 23, 2007 and on December 12, 2007, $20.0 million was drawn down. The Oneida Princess was delivered on February 11, 2008 and the remaining $20.0 million was drawn down on February 19, 2008.  The Arapaho Belle had a net book value at December 31, 2007 of $29.6 million.

The CS Credit Facility is repayable over ten years in quarterly installments of $750,000 for the first eight quarters and $437,000 for the remaining thirty two quarters. Interest is payable quarterly in arrears at LIBOR plus 1.05% if the outstanding balance of the loan is at or below 65% of the vessels' market value or 1.20% if the outstanding balance of the loan is above 65% of the vessels' market value.

The CS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  At December 31, 2007, and from the initiation of the credit facility, the Company was in compliance with all covenants.

The CS Credit Facility requires that at least half of the outstanding borrowing must have a fixed interest rate.  Consequently, in February 2008, the Company entered into a floating-to-fixed interest rate swap agreement for the notional amount of $10.0 million, representing half of the outstanding borrowings under the CS Credit Facility at December 31, 2007.

Note 13 — Derivative Financial Instruments

In April 2007, the Company entered into three interest rate swap transactions, effectively converting the notional amount of $50.0 million of current and future borrowings under the RBS NB Credit Facility from a floating to a fixed interest rate.

Exclusive of the applicable loan margin, the Company will pay interest based on a fixed LIBOR rate of 5.24%, on the notional amount of $30.0 million of debt commencing June 29, 2007 through December 29, 2019. The Company uses the "matched terms" accounting method as provided by Derivative implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swap. Accordingly, the Company has matched the critical terms of the hedge instrument to the hedged debt, and therefore, recorded all adjustments to the fair value of the hedge instrument in accumulated other comprehensive income.

 Under the second interest rate swap transaction, the interest rate, exclusive of the applicable loan margin, is 4.83% on the notional amount of $20.0 million of debt. The second swap transaction commences on June 29, 2008, upon the draw down of additional advances under the credit facility and ends on December 29, 2014.  The Company uses the methodology  prescribed by Derivative Implementation Group Issue G7, "Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied" for the interest rate swap. Accordingly, the Company has concluded, that retrospectively and prospectively there was a reasonably high expectation that the hedge under this contract will continue to have a high degree of effectiveness and therefore, recorded all adjustments to the fair value of the hedge instrument in accumulated other comprehensive income.

After the expiration of the second swap transaction, on December 29, 2014, the third swap transaction commences and continues through December 29, 2019. The third swap transaction also fixes the interest rate at 4.83% on the notional amount of $20.0 million of debt; however, this swap transaction is callable at the bank’s option at anytime during the term of the agreement. Accordingly, changes to the value of the third swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the consolidated statement of income.

In November 2006, the Company entered into a floating-to-fixed interest rate swap agreement to hedge the variable cash outflow exposure relating to interest payments on $56.3 million of its four-year BA Term Credit Facility.  The notional amount of the variable cash outflow exposure that is hedged decreases quarterly by $4.7 million during the term of the swap agreement. The index rate on the LIBOR based loans is fixed at 5.09% through June 2009.  The Company uses the "matched terms" accounting method as provided by Derivative Implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge"  for the interest rate swap. Accordingly, the Company has matched the critical terms of the hedge instrument to the hedged debt. Therefore, we have recorded all adjustments to the fair value of the hedge instrument in accumulated other comprehensive income.

At December 31, 2007, the Company had a liability on interest rate swap contracts on borrowings under the RBS NB Credit Facility and BA Term Credit Facility of approximately $3.5 million, which is included in "Other liabilities."  Accumulated losses on the first and second RBS interest rate swap agreements and BA swap agreement at December 31, 2007 were approximately $2.1 million, and $0.8 million, respectively, which are included in "Accumulated other comprehensive income."  A loss of approximately $0.6 million was recognized on the third RBS interest rate swap agreement, which is included as a component of interest expense in the consolidated statement of income for the year ended December 31, 2007.

Previous to 2006, there were no interest rate swap transactions.  We recognize the earnings impact on interest rate swaps designated as cash flow hedges upon the recognition of the interest related to the hedged debt. The activity in “accumulated other comprehensive income (loss)” related to interest rate swaps for the years ended December 31, 2007 and 2006 was as follows:

	For the Year Ended December
	2007	2006

Unrealized gains at beginning of year	$42,386	$
Decrease in fair value	(2,939,643)		42,386
Unrealized losses at end of year	$(2,897,257)		$42,386

Note 14 — Equity Transactions

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

Initial Public Offering

On June 29, 2005, the Company completed its initial public offering. In this offering the Company issued and sold 7.0 million Class A common shares, par value $0.01 per share, for $10.00 per share. The proceeds to the Company, after underwriting fees but prior to deducting offering expenses, totaled $65.1 million. The amounts shown in the accompanying consolidated statement of shareholders’ equity, as contributions to additional paid-in capital, represent payments received for the issuance of the shares in June 2005 in excess of their par value less offering expenses.

Class A and Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A and Class B.  The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation.  However, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

The holders of Class A common shares can convert their Class A common shares into Class B common shares. The holders of Class B common shares can convert their Class B common shares into Class A common shares at any time.  Further, the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code or the Class A common shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Internal Revenue Code.

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

At December 31, 2007 and 2006, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Note 15 —Related Party Transactions

Commercial and Port Agency Services

The Company maintains several commercial and port agents located in various countries where we conduct our business. There are two unconsolidated overseas companies who provide the commercial and port agency service to us. These companies are:

(1)
TBS Commercial Group Ltd. - This Bermuda-based holding company owns 13 operating companies that operate commercial and port agencies in South America, Europe, and Asia. Its subsidiaries are (1) Solar Shipping Logistica e Tranportes Ltda. (TBS Do Brasil); (2) TBS-Tecnisea C. Ltda.; (3)  Aquarius Shipping Colombia Ltda.; (4) TBS De Venezuela C.A.; (5) TBS Bolivia S.R.L.; (6) TBS Asia Ltd.; (7) TBS Shipping Services Europe GmbH and (8)Seganport S.A. (TBS Peru); (9) Brasinav Agenciamentos Ltda.; (10) Seganport Selva S.A.; (11) GMTBS Africa Line GmbH; (12) Nautica Groupe Ltd. and (13) Hermes Logistics Ltd.

(2)	Beacon Holdings Ltd. ("Beacon"- This holding company owns three operating companies: Bademar and Grupo Sedei in Ecuador and TBS Japan Ltd. Beacon is in the same business as TBS Commercial Group Ltd.

The underlying fees and rates are based upon contractual agreements with us. Individuals who own a majority of the Company’s common shares, some of whom are members of our board of directors, own these companies. As a result of their share ownership and board positions, and for so long as they collectively own a significant percentage of our issued and outstanding common shares, they will be able to influence the Company and determine the outcome of any shareholder vote.

Port agency fees paid to TBS Commercial Group and Beacon. for the years ended December 31, 2007, 2006, and 2005, were approximately $1.0 million, $1.0 million and $0.9 million, respectively.   Effective October 1, 2008, the board of directors’ compensation committee approved an increase of approximately 33 1/3%   in port agency fees for agency services provided by most subsidiaries of TBS Commercial Group and Beacon.  A higher increase was approved for the Brazilian and Colombian agents to reflect the greater currency depreciation that occurred in those countries.

Commissions paid to TBS Commercial Group for commercial agency services were approximately $7.1 million, $5.2 million and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Effective October 1, 2007, the board of directors’ compensation committee approved additional commissions of 1.25% of freight revenue for commercial agency services provided by subsidiaries of TBS Commercial Group.

At December 31, 2007 and 2006, the below amounts due to related commercial and port agents are included in accounts payable and accrued expenses and other liabilities:

	Accounts	Accrued and
Period	Payable	Other Liabilities	Total
December 31,2007	$708,747	$1,678,950	$2,387,697
December 31,2006	$252,626	$2,229,010	$2,481,636

Consulting Fees

TBS Commercial Group Ltd. made payments for consulting fees of $60,000 to Mr. Blatte during 2007 and $100,000 each to Mr. Royce and Mr. Blatte during 2006.

Commercial, Operational and Vessel Agency Services

The Company outsources all of its operational functions to two subsidiary management companies.
Roymar Ship Management, Inc. ("Roymar") provides technical ship management (obtaining crews, coordinating maintenance and repairs, drydocking, etc.) and receives a monthly, per vessel, management fee of $12,029.   TBS Shipping Services Inc. ("TBS Shipping") provides operational management (arranging insurance, claims processing, general administrative services and port agent services) and commercial agency services.  A monthly, per vessel management fee of $8,447 is paid for operational management services and a commission of approximately 2.5% of revenue is paid for commercial agency services.  Prior to our initial public offering in June 2005, Roymar and TBS Shipping Services were owned by individuals who own a majority of TBS’s common shares, some of whom are members of our board of directors.  In June 2005, TBS purchased all the stock of the companies and, accordingly, the results of operations of Roymar and TBS Shipping Services have been included in our consolidated financial statements from the date of acquisition.  Consequently, while we continued to pay management fees and commissions, the fees and commissions are eliminated in consolidation.  Included in the 2005 consolidated statement of income, for the period prior to the Company’s  acquisition in June 2005, are management fees paid to Roymar and TBS Shipping Services of $1.4 million and $1.2 million, respectively, and commissions paid to TBS Shipping Services for commercial agency services of $2.6 million.

Commissions

Nautica Groupe, Ltd. is owned by individuals who own a majority of TBS’s common shares, some of whom are members of our board of directors. For the year ended December 31, 2005 we paid commissions of $24,606 to Nautica Groupe, Ltd. under a lease agreement with the previous owner of the vessel Comanche Belle. Commissions to Nautica Groupe Ltd. ended on November 16, 2005 when we exercised the purchase option and acquired the vessel.

Chartering Broker

Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and broker for vessel sales and purchases. Globe is owned by James W. Bayley who is a Company officer and member of the board of directors.  During 2007, 2006 and 2005, we paid Globe approximately $0.2 million, $0.5 million and $49,000, respectively.

Lease

TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce. During 2007, 2006 and 2005, payments to Mr. Royce under this lease totaled $240,000 per year.

Legal Services

During 2005 the Company paid $503,000 to Lawrence A. Blatte for legal services. Mr. Blatte, became a senior executive vice president of the Company in March 2005, after which time, he did not provide legal services to the Company or any of its subsidiaries and affiliates, and accordingly, received no further  payments for legal services.  In addition, prior to March 2005, TBS Shipping Services paid Mr. Blatte $150,000 for legal services. After March 2005, Mr. Blatte did not provide legal services to TBS Shipping Services and no further payments for legal services were made.

Note 16 — Stock Plans

2005 Equity Incentive Plan

The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares.  The incentive plan became effective on the date of our initial public offering in June 2005.  In August 2007 the Compensation Committee adopted an amendment to the plan to replace the three-year minimum vesting requirement with respect to share units with language permitting the Compensation Committee, in its sole discretion, the ability to determine the period(s), including any conditions for determining such period(s), during which any restrictions on vesting will apply. The Compensation Committee also amended the plan expressly to permit it to accelerate the vesting of share units at any time in its sole discretion

During 2005, the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping Services, and 4,500 restricted Class A common shares to its independent directors vesting one year after issuance. Employees of Roymar and TBS Shipping Services have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period, which expired June 29, 2007.In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping Services prior to the offering or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issuance of the 106,900 Class A common shares to employees of Roymar and TBS Shipping Services.

      In January 2007, the Company awarded 6,000 restricted Class A common shares to its independent directors that vested at the time of our Annual General Meeting on June 19, 2007.  In August 2007, the Company awarded 15,000 share units to an officer (the Director – New Shipbuilding Projects).  One-third of these units will vest upon the launch of the first vessel built for the Company by Ship yard.  The remaining units will vest in two equal installments upon the first and second anniversaries of the Launch Date.  In November 2007, the Company awarded 73,500 restricted Class A common shares to employees of which approximately one-third of the shares will vest on January 20, 2009, 2010 and 2011, respectively.

The Company recognized total stock-based compensation costs of $0.5 million, $0.3 million, and $2.0 million in 2007, 2006, and 2005, respectively. These amounts are reflected in the Consolidated Statement of Earnings in general and administrative expenses. There is no material income tax benefit for stock-based compensation due to Company’s tax structure.

At December 31, 2007, unrecognized stock-based compensation expense related to non-vested restricted stock and share units awards totaled $3.3 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.8 years.

Transactions under the Equity Incentive Plan are summarized as follows:

	Number of Share Units	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date	Aggregate Value at Grant Date

Non-vested at December 31, 2004
Granted		211,400	$10.00	$2,114,000
Forfeited
Vested		106,900
Non-vested at December 31, 2005		104,500
Granted
Forfeited
Vested		(29,500)
Non-vested at December 31, 2006		75,000
Granted, restricted shares		79,500	$34.01	$2,703,795
Granted, share units	15,000		$31.19	$467,850
Forfeited
Vested		(31,000)
Non-vested at December 31, 2007	15,000	123,500

Employee Share Purchase Plan

The Company adopted an Employee Share Purchase Plan in 2005, effective on the date of our initial public offering. Under the share purchase plan a maximum of 1,300,000 shares can be granted. All eligible employees, as defined in the plan, can subscribe to purchase shares of the Company’s stock at a purchase price of 95% of the fair market value of the common shares on the last day of the subscription period. At December 31, 2007, no shares were subscribed or issued under the plan.

Note 17 — Employee Benefit

The Company maintains, through its subsidiaries TBS Shipping Services and Roymar, an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all office employees and allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company does not make matching contributions.

We also have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the years ended December 31, 2007, 2006 and 2005, the Company made cash bonus payments of $10.2 million, $4.6 million and $4.7 million, respectively. The bonus amount for the year ended December 31, 2005 included a one time bonus to the Company's CFO in connection with our initial public offering completed June 2005.

Note 18 — Earnings Per Share

In accordance with FASB Statement (“SFAS”) No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for 2007, 2006 and 2005:
	Year Ended December 31,
	2007	2006	2005
Numerators:
Net income	$98,248,592	$39,059,825	$55,656,062

Net income allocated to preference shares			(5,705,560)

Net income available for common shareholders (basic and diluted)	$98,248,592	$39,059,825	$49,950,502

Denominators:
Basic-weighted average common shares outstanding	28,029,340	27,998,843	21,870,160
Restricted stock issued to employees

Restricted stock granted to employees	37,396	89,467	53,252

Dilutive effect of Series A, B & C warrants			2,387,497
Diluted-weighted average common shares and potential common shares outstanding	28,066,736	28,088,310	24,310,909

Income (loss) per common share:
Basic	$3.51	$1.40	$2.28

Diluted	$3.50	$1.39	$2.05

As described above in note "14 — Equity Transactions — Preference Shares," each convertible preference share was convertible into two old Class C common shares. On June 29, 2005, in connection with the initial public offering, all the convertible preference shares were converted into old Class C common shares.  If dividends were declared on the common shares, the preference shares would have been entitled to receive dividends based on the number of old Class C common shares that the preference shares were convertible to. The basic earnings per share calculation for 2005 reflects the rights of the respective classes of shares to receive distributions of net income (net losses are not allocated to preference shares) using the "two-class method" described in SFAS 128, "Earnings Per Share". The Company has allocated the pro-rata share of net income to the convertible preference shares on a percentage of total weighted average common shares outstanding plus the common-equivalent number of weighted average preferred shares outstanding.  During the year ended December 31, 2005, the convertible preference shares would have added 2,498,103 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

The Series A warrants were exercisable for a total of 7,389,725 common shares as adjusted for the redesignated and consolidated shares described in note "14 — Equity Transactions — Other Equity Transactions," and additional shares that are exercisable pursuant to the warrant agreement. The Series A warrant exercise condition was satisfied on February 8, 2005, and the shares subject to these warrants have been treated as outstanding for purposes of basic earnings per share for the period beginning February 8, 2005, because they are issuable for nominal consideration upon exercise of the warrants. Dilutive effect of Series A, B and C warrants is reduced to the extent that common shares issuable on the exercise of Series A warrants are already included in basic weighted average common shares outstanding.   On June 29, 2005, certain shareholders who also held Series A warrants exercised their warrants to purchase 1,842,606 Class A common shares and 3,570,659 Class B common shares; concurrently Series A warrants to purchase 574,434 Class A common shares and 1,113,155 Class B common shares were cancelled. At December 31, 2007, 2006 and 2005, there were outstanding exercisable warrants to purchase 98,311 Class A common shares and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the years ended December 31, 2007, 2006 and 2005, because they are issuable for nominal consideration upon exercise of the warrants.

Note 19 — Commitments and Contingencies

Charters-in of Vessels

Charters-in Classified as Operating Leases

At December 31, 2007, we chartered-in two vessels under long-term operating leases and one vessel under a short-term operating lease.  Charters or leases that have initial terms of more than one year at the inception of the charter and are noncancelable are treated as long-term leases. Total lease expense, consisting of both short and long term charters-in, classified as operating leases, is as follows:

	Year ended December 31,
	2007	2006	2005

Charters-in under short term operating leases	$22,905,229	$4,664,187	$14,259,581

Charters-in under long term operating leases	6,072,517	11,839,286	16,859,650

Total lease expense	$28,977,746	$16,503,473	$31,119,231

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, is being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent receivable. At December 31, 2007, deferred rent receivable was $1.1 million.

Charters-in Classified as Capital Leases

In December 2007, we exercised our purchase options under sale-leaseback agreements for seven vessels and paid $2.85 million per vessel for a total of $19.95 million. The amount paid in excess of capital lease obligations at December 31, 2007, of approximately $0.38 million per vessel was added to the cost of each vessel.  The leases under the sale-leaseback agreements, which were entered in December 2003, were classified as capital leases. At the time, the vessels were sold for $31.5 million en bloc and leased back for a period of 66 months at $2,500 per vessel, per day with a $10.5 million balloon purchase option payment due at the end of the lease term on July 1, 2009.  Interest rates on the capitalized leases have been imputed based on the Company's incremental borrowing rate at the inception of the leases.  The agreements contained six semi-annual purchase options beginning December 2006 at $3.75 million per vessel and decreasing $0.45 million each semi-annual period until June 2009, when the purchase price for each vessel under the sale-leaseback agreements was $1.5 million.  When we exercised the purchase option in December 2007, the option price for each vessel was $2.85 million.  At December 31, 2006, gross assets and accumulated depreciation recorded on vessels under capital leases were approximately $35.5 million and $7.1 million, respectively.

Other Leases

The Company leases three properties, two of which are used by TBS’s service company subsidiaries Roymar and TBS Shipping Services for the administration of their operations, and the third is vacant land. The main office space is rented from our chairman and chief executive officer by TBS Shipping Services. The lease, which was to expire December 31, 2007, was renewed under the first of five one-year renewal options until December 31, 2008.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

Roymar renewed its lease under the first of two one-year renewal options though October 31, 2008 at a monthly rent of $25,058.  The lease requires Roymar to pay additional rent for real estate tax escalations.

The Company also leases undeveloped land in the Calhoun County Navigation District, Port Comfort, Texas.  The lease, which has a term of ten years expiring December 31, 2016, provides for monthly rent of $6,000

As of December 31, 2007, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows:

	Vessel Hire under	Other
At December 31,	Operating Leases	Operating Leases	Total
2008	$12,619,950	562,580	13,182,530
2009	7,910,000	72,000	7,982,000
2010	5,950,800	72,000	6,022,800
2011	5,350,800	72,000	5,422,800
2012	5,365,500	72,000	5,437,500
Thereafter	5,791,800	288,000	6,079,800
	$42,988,850	$1,138,580	$44,127,430

Purchase Obligations –Vessels

At December 31, 2007, the Company had outstanding obligations to purchase six vessels for a remaining balance, after deposits made of $14.8 million, of $133.5 million.  The amount is to be paid as each of the six vessels are delivered, which is anticipated to occur during the first quarter of 2008.

Purchase Obligations –New Vessel Buildings

At December 31, 2007, the Company had purchase obligations totaling $156.4 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through June 2010.  As of December 31, 2007, $156.4 million the purchase obligation is scheduled to be paid as follows:  $49.0 million in 2008, $63.8 million in 2009, and $43.6 million in 2010.  The timing of actual payments will vary based upon when the milestones are met.

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

Note 20 — Business Segment

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

The Company transports cargo throughout the world, including the U.S.  The amount of voyage revenue generated in countries other than the U.S. was $243.8 million, $167.3 million and $159.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue was generated in the following principal foreign geographic areas:

	Year December 31,
Country	2007	2006	2005

Brazil	$72,965,220	$52,254,353	$50,922,219
Japan	40,615,093	33,424,214	27,102,181
Chile	11,348,157	15,249,919	21,602,403
Peru	32,149,714	16,825,238	16,311,236
United Arab Emirates	24,572,954	9,415,493	655,879
Venezuela	4,611,675	8,516,162	12,327,840
Korea	5,778,944	6,022,940	6,633,213
Argentina	15,189,231	1,574,104	3,280,876
China	21,692,570	16,171,405	11,815,693
Others	14,844,527	7,828,589	9,037,486
	$243,768,085	$167,282,417	$159,689,026

    Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenue and total voyage revenue by country is revenue from the United States, which is $20.4 million, $21.7 million, and $15.9 million for 2007, 2006, 2005, respectively.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

One customer accounted for 13.1% of charter hire receivables at December 31, 2007 and one customer accounted for 10.4% of charter hire receivables at December 31, 2006.   One customer accounted for 13.4% and 15.1% of voyage and time charter revenue for the year ended December 31,2007 and December 31, 2006 respectively.

Note 21 — Subsequent Events

    During the period January 1, 2008 through March 13, 2008, we accepted delivery of the following five vessels: the Ypermachos, renamed Zuni Princess, on January 29, 2008; the Gebe Oldendorff, renamed Oneida Princess, on February 11, 2008; African Sanderling, renamed Hopi Princess, on February 15, 2008; the Diasozousa, renamed Mohave Maiden, on February 19, 2008; and the Frijsenborg, renamed Caribe Maiden, on March 11, 2008.  In connection with the delivery of these vessels, we paid a total of $112.8 million, less deposits previously made.  The acquisition cost is being funded with bank borrowings and cash from operations.

On January 16, 2008, the Company, through seven wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by DVB Group Merchant Bank (Asia) Ltd. and other lenders for a $75.0 million credit facility (the “DVB Credit Facility”) to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes.  The purchase option for the vessels was exercised on December 17, 2007 for a total of $19.95 million ($2.85 million for each vessel).  The seven vessels, which collateralize the DVB Credit Facility, are part of TBS’ operational fleet and since December 2003 have been under a 66-month sale-leaseback arrangement, which provided TBS with the purchase options.   The DVB Credit Facility is guaranteed by TBS.  Under the DVB Credit Facility, the loan is repayable over five years in quarterly installments of approximately $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters. Interest is at LIBOR plus 2.50% payable quarterly in arrears.  Borrowings under the Credit Facility must have a fixed interest rate achieved by use of hedging instruments.

On January 23, 2008, the Company entered into a floating-to-fixed interest rate swap agreement for the initial notional amount of $75.0 million, which fixes the index rate on the LIBOR based loans at 2.92%. The notional amount decreases as payments are made on the DVB Credit Facility.  The swap agreement, is effective January 23, 2008 and expires on January 23, 2013.

On February 1, 2008, the Company entered into a floating-to-fixed interest rate swap agreement for the notional amount of $10.0 million, representing half of the outstanding borrowings under the Credit Suisse  Credit Facility (see note "13 — Financing  — Credit Suisse Term Loan Facility," at December 31, 2007.  The swap agreement, which fixes the index rate on the LIBOR based loans at 3.46%, is effective March 12, 2008 and expires on March 12, 2013.

On February 8, 2008, the Company entered into a commitment with Bank of America, serving as Administrative Agent, to amend and restate the existing BA Credit Facility.  Under the commitment, Bank of America would lead a syndication of commercial lenders that would increase the credit facility to $200.0 million.  The amended credit facility would be composed of a $100.0 million term loan facility and a $100.0 million revolving credit facility and would be used to make payments toward the BA Revolving Credit Facility, replenish operating funds used to payoff the RBS Credit Facility collateralized by the Wichita Belle and for general corporate purposes.

On February 14, 2008, we entered into Memorandum of Agreement (“MOA”) to purchase the vessel Athinoula (to be renamed Canarsie Princess) for $30.3 million.  In connection with entering into the MOA a deposit of $3.0 million was made.  The vessel is expected to be delivered during the second quarter of 2008.

On February 19, 2008, the Company drew down the remaining $20.0 million on the Credit Suisse Credit Facility upon the delivery of the Oneida Princess (formerly the Gebe Oldendorff).

  On February 28, 2008, the Company entered into a second floating-to-fixed interest rate swap agreement for the notional amount of $10.0 million, representing half of the outstanding borrowings under the Credit Suisse  Credit Facility (see note "12 — Financing  — Credit Suisse Term Loan Facility," at December 31, 2007.  The swap agreement, which fixes the index rate on the LIBOR based loans at 3.72%, is effective May 19, 2008 and expires on May 19, 2013.

On February 29, 2008, the Company entered into a credit agreement with AIG Commercial Equipment Finance, Inc. (“AIG”) for a $35.0 million credit facility to replenish operating funds used to purchase of the Mohave Maiden (formerly the Diasozousa), the Hopi Princess (formerly the African Sanderling), and the Zuni Princess (formerly the Ypermachos).

In February 2008, a wholly owned subsidiary of TBS entered into a joint venture with Cargonaves S.A. to purchase a warehouse in Peru for $3.4 million.  The Company made an investment of $0.1 million representing a 50% interest in the joint venture that is in negotiation to purchase the property.  The contract to purchase the property is expected to be signed toward the end of March 2008, when an additional $1.8 million will be invested in the joint venture.

Note 22 -- Selected Quarterly Financial Information (unaudited)

The following information is presented as supplementary financial information for 2007 and 2006 (in thousands, except per share information):

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$70,838	$77,214	$92,396	$115,156

Income from operations	$17,214	$18,065	$29,445	$36,902

Net income (a)	$14,404	$21,687	$27,004	$35,154

Net income per share:(a)
Basic	$0.51	$0.77	$0.96	$1.27
Diluted	$0.51	$0.77	$0.96	$1.26

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$63,755	$58,995	$65,402	$65,434

Income from operations	$10,808	$9,133	$15,867	$16,375

Net income (a)	$7,997	$6,934	$9,775	$14,354

Net income per share:(a)
Basic	$0.29	$0.25	$0.35	$0.51
Diluted	$0.28	$0.25	$0.35	$0.51

(a)
The quarterly computations are independent of the annual computation. The computation of quarterly and annual earnings per share includes a weighting of the then average number of shares outstanding that will vary for each period. Accordingly, the sum of the four quarters' net income per share will not equal the annual earnings per share. See note "18 -- Earnings per share."

TBS International Limited and Subsidiaries
 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 th day of March 2008.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President, Chief Executive Officer, Chairman and Director

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

/s/ Frank J. Pittella
Frank J. Pittella Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 14 th day of March 2008 by the following persons in the capacities indicated:

/s/ James W. Bayley	/s/ John P. Cahill
James W. Bayley, Vice President and Director	John P. Cahill, Director

/s/ Randee E. Day	/s/ William P. Harrington
Randee E. Day, Director	William P. Harrington, Director

/s/ Gregg L. McNelis	/s/ Peter S. Shaerf
Gregg L. McNelis, Senior Executive Vice President,	Peter S. Shaerf, Director
Chief Operating Officer and Director

/s/ Alexander Smigelski
Alexander Smigelski, Director