Form 10-Q
period 2008-03-31
TBS INTERNATIONAL LTD
filed 2008-05-09
CIK 1065648

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2008, the registrant had outstanding 14,448,996 Class A common shares, par value $0.01 per share, and 13,404,461 Class B common shares, par value $0.01 per share.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$54,867	$30,498
Charter hire receivable, net of allowance of $500 in 2008
and $443 in 2007	43,303	30,081
Fuel and other inventories	13,778	11,123
Prepaid expenses and other current assets	6,087	7,742
Advances to affiliates	3,515	918
Total current assets	121,550	80,362
Deposit for vessel purchase	3,030	14,836
Fixed assets, net	610,834	444,082
Goodwill	8,426	8,426
Other assets and deferred charges	13,418	11,407

Total assets	$757,258	$559,113

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$74,068	$22,699
Accounts payable	10,583	11,723
Accrued expenses	30,976	36,713
Voyages in progress	9,709	7,016
Advances from affiliates	251	467
Total current liabilities	125,587	78,618

Debt, long-term portion	262,682	157,467
Other liabilities	6,929	3,465
Total liabilities	395,198	239,550

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000
authorized, 14,424,496 shares issued and outstanding in 2008 and 14,350,996 shares issued and outstanding in 2007	144	143
Common shares, Class B, $.01 par value, 30,000,000
authorized, 13,404,461 shares issued and outstanding	134	134
Warrants	21	21
Additional paid-in capital	89,020	88,530
Accumulated other comprehensive (loss)	(6,269)	(2,897)
Retained earnings	279,010	233,632
Total shareholders' equity	362,060	319,563
Total liabilities and shareholders' equity	$757,258	$559,113

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue
Voyage revenue	$98,160	$51,939
Time charter revenue	32,726	18,069
Other revenue	690	318
Total revenue	131,576	70,326
Operating expenses
Voyage	32,418	19,181
Vessel	23,434	17,557
Depreciation and amortization of vessels
and other fixed assets	13,493	8,414
General and administrative	11,767	7,180
Loss from sale of vessel		779

Total operating expenses	81,112	53,111
Income from operations	50,464	17,215
Other (expenses) and income
Interest expense	(3,437)	(2,772)
Loss on extinguishment of debt	(2,318)
Interest and other income (expense)	669	(39)
Total other (expenses) and income, net	(5,086)	(2,811)

Net income	$45,378	$14,404

Earnings per share
Net income per common share
Basic	$1.62	$0.51
Diluted	$1.62	$0.51
Weighted average common shares outstanding
Basic	28,044,310	28,013,310
Diluted	28,080,071	28,035,881

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$45,378	$14,404
Adjustments to reconcile net income to net cash
provided by operating activities
Loss on sale of vessel	-	779
Depreciation and amortization	13,493	8,414
Loss on change in value of interest swap contract	92	-
Amortization and write-off of deferred financing costs	2,529	217
Non cash stock based compensation	491	92
(Income) loss in joint venture	(322)	163
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(13,222)	8,102
(Increase) decrease in fuel and other inventories	(2,655)	699
Decrease in prepaid expenses and other current assets	1,655	2,981
(Increase) in other assets and deferred charges	(639)	(692)
(Decrease) in accounts payable	(1,140)	(771)
Increase (decrease) in accrued expenses	(5,737)	(7,560)
Increase (decrease) in voyages in progress	2,693	(2,183)
(Decrease) in advances from/to affiliates, net	(2,814)	(53)
Net cash provided by operating activities	39,802	24,592
Cash flows from investing activities

Proceeds on sale of vessels	-	52,314
Vessel acquisitions / capital improvement costs	(165,409)	(53,207)
Deposit for vessel purchases	(3,030)	-
Repayment (loans) made to joint venture	500	(200)
Net cash (used) by investing activities	(167,939)	(1,093)
Cash flows from financing activities
Repayment of debt principal	(125,915)	(74,782)
Proceeds from debt	282,500	65,000
Payment of deferred financing costs	(4,079)	(1,510)
Reduction of obligations under capital leases	-	(977)
Net cash provided by (used in) financing activities	152,506	(12,269)

Net increase (decrease) in cash and cash equivalents	24,369	11,230
Cash and cash equivalents beginning of period	30,498	12,007
Cash and cash equivalents end of period	54,867	$23,237
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2,537	$2,628

Noncash Investing activities:

For the three months ended March 31, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Princess excludes the noncash portion of $5.5 million, which was retained by the buyer/lessor as a deposit on the bareboat charters.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

							Accumulated
							Other Com-
					Additional		prehensive
	Common Shares		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2007	27,755,457	$277	288,853	$21	$88,530	$233,632	$(2,897)	$319,563
Net income						45,378		45,378
Unrealized loss on cash flow hedges							(3,372)	(3,372)
Comprehensive income								42,006
Stock based compensation	73,500	1			490			491
Balance at March 31, 2008	27,828,957	$278	288,853	$21	$89,020	$279,010	$(6,269)	$362,060

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBSI") and its subsidiaries (the "Company" "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of TBS are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

 The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in TBSI's Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the year 2007 to conform to the March 31, 2008 presentation. These reclassifications did not impact net income.

Note 2 — New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Statement intends to enhance the current disclosure framework in Statement 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161 in the first quarter of 2008; refer to Note 8 Derivative Financial Instruments for adopted disclosures.

In December 2007, the FASB issued SFAS Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51 ("SFAS 160"). The Statement establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  This statement establishes principles and requirements for how an acquiring entity measures and recognizes: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired, or a gain from a bargain purchase, in its financial statements. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. The Statement was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. This Statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

 In February 2007, the FASB issued SFAS Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and indefinite lived intangible assets measured at fair value for impairment testing.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):

	March 31,	December 31,
Description	2008	2007

Fuel	$9,591	$7,703
Lubricating oil	3,725	$2,770
Other	462	$650

TOTAL	$13,778	$11,123

Note 4— Advances to / from Affiliates

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

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	March 31, 2008	December 31, 2007

Vessels	$551,833	$402,098
Vessel improvements and other equipment	57,077	53,323
Deferred dry docking costs	16,167	13,990
Vessel construction in process	85,213	62,835
Other fixed assets	15,714	13,513

	726,004	545,759
Less accumulated depreciation and amortization	(115,170)	(101,677)
	$610,834	$444,082

During the quarter ended March 31, 2008, the Company took delivery of following six vessels.

New	Former			Purchase
Vessel Name	Vessel Name	Delivery Date	Vessel Type	Price

Ottawa Princess	Wedellsborg	March 25, 2008	Multipurpose tweendecker	$23,000
Caribe Maiden	Frijsenborg	March 11, 2008	Multipurpose tweendecker	23,000
Mohave Maiden	Diasouzousa	February 19, 2008	Bulk carrier	26,000
Hopi Princess	African Sanderling	February 15, 2008	Multipurpose tweendecker	18,360
Oneida Princess	Gebe Oldendorff	February 11, 2008	Bulk carrier	32,000
Zuni Princess	Ypermachos	January 29, 2008	Bulk carrier	26,000

		Total		$148,360

The deposit for vessel purchases represents deposits on vessels that we have contracted to purchase but that have not yet been delivered. On February 19, 2008, we signed a Memorandum of Agreement and made a deposit of $3.0 million to purchase the handimax bulk carrier Anthinoula for $30.3 million. The vessel, which will be renamed Canarsie Princess, is expected to be delivered during the second quarter of 2008.

Note 6 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
Description	2008	2007

Voyage and vessel expenses	$26,158	$26,826
Payroll and related costs	3,912	9,353
Commissions	761	379
Cargo claims	145	155
Total	$30,976	$36,713

Note 7 — Financing

The Company's outstanding debt balances were as follows (in thousands):

	Interest Rate at March 31, 2008		March 31, 2008	December 31, 2007

Bank of America - term credit facility		$		$50,446
Bank of America - revolving credit facility				70,375
Bank of America - term credit facility,
expires December 31, 2011	6.00%		142,500
The Royal Bank of Scotland credit facility				4,345
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 31, 2020	4.45%		45,000	35,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	4.12%		39,250	20,000
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	6.35%		75,000
AIG Commercial Equipment Finance, Inc credit facility
expires April 1, 2012	5.00%		35,000

Debt balance			$336,750	$180,166

The repayment of debt over the next five years and thereafter is as follows (in thousands):

2008 (April 1, 2008 through December 31, 2008)	$52,926
2009	74,068
2010	72,436
2011	65,608
2012	24,108
Thereafter	47,604

$336,750

 Bank of America Credit Facility

On March 26, 2008, the Company through its subsidiaries entered into a credit agreement to amend and restate the existing Bank of America Credit Facility ("BA Credit Facility"). The amendment increased the total syndicated Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility"). The BA Term Credit Facility was increased to $142.5 million from $70 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.

The Company made a full drawdown of $142.5 million on the amended BA Term Credit Facility to pay outstanding principal and interest due on the existing Bank of America credit facility, closing costs, financing costs, and for general corporate purposes. No drawdown of the BA Revolving Credit facility was made.

The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011. The non-amortizing revolving credit facility is due March 26, 2012.  Interest on the Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, as defined in the credit agreement, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio. The interest rate margin is initially fixed at 2.25% and will become adjustable after September 30, 2008 but no later than November 14, 2008, based on the consolidated leverage ratio at September 30, 2008. Once the margin becomes adjustable, it can vary quarterly in 0.50% increments between four pricing levels ranging from 1.25% to 2.75%.

In connection with the amendment and restatement of the credit facility, the Company incurred deferred financing costs of $2.3 million.  Applying the guidance of the FASB Emerging Issues Task Force issue 96-19 relating to Bank of America term loan and 98-14 relating to Bank of America revolving credit facility, $2.3 million of financing costs were charged to consolidated income during the first quarter of 2008 under the caption "Loss on extinguishment of debt" and $2.1 million is being amortized over the term of the BA Credit Facility.

The amended BA Credit Facility is collateralized primarily by 25 of our vessels with a net book value at March 31, 2008 of $287.2 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels. Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The amended BA Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels fall below limits specified in the loan agreement. At March 31, 2008, the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

On February 22, 2008, the Royal Bank of Scotland credit facility loan collateralized by the vessel Wichita Belle was repaid. This vessel is one of several vessels collateralizing the amended Bank of America Credit Facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  The RBS Credit Facility is made up of six $25.0 million individual term loans designated individually as Loan A through Loan F.  The loans become available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively or such later date as agreed upon by the lenders. Advances under the RBS Credit Facility will be drawn by the borrowing subsidiaries in specified amounts upon the completion of the milestones as shown in the table below:

	Loan A	Loan B	Loan C	Loan D	Loan E	Loan F
	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No NYHS200724	Hull No NYHS200725

Contract Signing	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Steel Cutting	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Keel Laying	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Launching	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Delivery	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million

As of March 31, 2008, the Company borrowed $45.0 million, consisting of $30.0 million drawn down shortly after the signing of the contracts, $5.0 million drawn down on the steel cutting of Hull No NYHS20720, $5.0 million drawn down on the steel cutting of Hull No NYHS20721 and $5.0 million drawn down on keel laying of Hull No NYHS20720.  The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery. The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and by Preferred Ship Mortgages on the new vessels, and assignment of freight revenue and insurance after delivery of the respective vessel. TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Interest on the RBS Credit Facility is at LIBOR plus a margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a margin of 1.50% after the delivery advance is drawn down. Interest is payable either monthly, quarterly or semi-annually depending on interest period selected by the Company.  Each of the loans made under the RBS Credit Facility is payable in 40 quarterly installments of $0.4 beginning three months after the drawdown of the delivery advance with a final payment of $8.3 due when the last quarterly payment is made. If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance, and pay taxes in a timely manner. Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount. The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. TBSI as Guarantor, is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made, or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio set forth in the loan agreement. At March 31, 2008, and from the initiation of the credit facility, the Company was in compliance with all covenants.

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

The Company incurred deferred financing costs of $2.0 million during the first quarter of 2007 that are being capitalized as part of the costs of the construction of the vessels.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company through two wholly owned subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase the Arapaho Belle and Oneida Princess. The Oneida Princess was delivered on February 11, 2008 and the remaining $20.0 million of the credit facility was drawn down on February 19, 2008.

The CS Credit Facility is repayable over ten years in quarterly installments of $0.8 for the first eight quarters and $0.4 for the remaining thirty two quarters. Interest is payable quarterly in arrears at LIBOR plus 1.05% if the outstanding balance of the loan is at or below 65% of the vessels' market value or 1.20% if the outstanding balance of the loan is above 65% of the vessels' market value.

The Company incurred deferred financing costs of $0.4 million that are being amortized over the term of the credit facility.  The CS Credit Facility is collateralized primarily by the two vessels, which have a net book value at March 31, 2008 of $62.9 million, and a pledge of any insurance proceeds received related to the vessels.  The CS Credit Facility is guaranteed by TBSI.

The CS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, the Credit Facility requires minimum collateral coverage, restricts the payment of dividends and restricts leverage, investment and capital expenditures without consent of the lender and requires mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  At March 31, 2008, and from the initiation of the credit facility, the Company was in compliance with all covenants.

The DVB Credit Facility

On January 16, 2008 the Company, through seven subsidiaries entered into a $75.0 million credit facility with a syndication of lenders led by DVB Group Merchant Bank (Asia) Ltd. ("DVB Credit Facility").  The proceeds were used to replenish working capital used to exercise a purchase option for seven multipurpose tweendeck vessels chartered in under a sale-leaseback arrangement, and for general corporate purposes. These vessels have been part of our operational fleet since 2003 under a 66 month sale-leaseback contract which provided purchase options.

The loan is repayable over five years in quarterly installments of $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters. Interest is LIBOR plus 2.50% payable quarterly in arrears.

The Company incurred deferred financing costs of $1.2 million that are being amortized over the term of the credit facility.  The DVB Credit Facility is collateralized primarily by the seven vessels, which have a net book value at March 31, 2008 of $35.1 million, and a pledge of any insurance proceeds received related to the vessels.  The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  Non-financial covenants include, among others, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance. At March 31, 2008, and from the initiation of the credit facility, the Company was in compliance with all covenants.

AIG Commercial Equipment Finance Borrowing

On February 29, 2008 TBSI, through three of its subsidiaries, borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. ("AIG Credit Facility").  The loan proceeds were used to replenish working capital used to acquire the Hopi Princess, Mohave Maiden and Zuni Princess. The loan is repayable over four years in quarterly installments of $2.63 million for the first eight quarters and $1.75 million for the remaining eight quarters. Interest is LIBOR plus an interest margin of 1.75%, with an interest rate floor of 5.0%.

The Company incurred deferred financing costs of $0.4 million that are being amortized over the term of the credit facility.  The AIG Credit Facility is collateralized primarily by the three vessels, which had a net book value at March 31, 2008 of $69.8 million, and a pledge of any insurance proceeds received related to the vessels.  The AIG Credit Facility is guaranteed by TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  The non-financial covenants require the Company, among other things, to: maintain vessels when delivered, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance.  At March 31, 2008, and from the initiation of the credit facility, the Company was in compliance with all covenants.

Note 8 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into manage interest rate risk associated with the Company’s floating-rate borrowings. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings. The Company uses the "matched terms" accounting method as provided by Derivative implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge” and the methodology prescribed by Derivative Implementation Group Issue G7, "Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied" to account for interest rate contracts.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of March 31, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $171.9 million. A deferred starting contract for the notional amount of $20.0 million will begin June 29, 2008.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 4.08%.  The notional amount, for interest rate contracts having a notional amount of $141.9 million at March 31, 2008, decrease as principal payments on the respective debt is made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below:

	Liability Derivatives
(in thousands)	March 31, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	$6,269	Other liabilities	$2,897

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	660	Other liabilities	568

Total derivatives		$6,929		$3,465

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	March 31, 2008	December 31, 2007

Interest rate contracts	$6,269	$2,897

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivatives	2008	2007

Interest rate contracts	Interest expense	$660	$-

The Company manages its counterparty credit risk by entering into interest rate contracts with only high-quality financial institutions located throughout the world.

No amounts were reclassified from accumulated other comprehensive income into income, nor were amounts recognized in income on the ineffective portion of derivatives or amounts of derivatives excluded from effectiveness testing during the three months ended March 31, 2008 and 2007.  A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019 for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract. Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the consolidated statement of income.

Note 9 — Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on recurring basis at March 31, 2008, as required by SFAS No. 157:

	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$-	$6,269	$-

See Footnote 8 – Derivative Financial Instruments for a description of our interest rate contracts.

Our interest rate swap contracts are over the counter market contracts. The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Equity Transactions

Class A and Class B Common Shares

      The Company has two classes of common shares that are issued and outstanding - Class A common shares, which are listed on the Nasdaq Global Select Market, and Class B common shares. The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

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

Warrants

Warrants were issued by the Company in connection with its emergence from bankruptcy in 2001 and became exercisable when the first Preferred Ship Mortgage Notes were not paid on June 29, 2005. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions.  At March 31, 2008, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

 Note 11 — Earnings Per Share

In accordance with FASB No. 128, “Earnings per Share,” the following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except earnings per share amounts)
Numerators:
Net income	$45,378	$14,404

Denominators:
Basic-weighted average common shares outstanding	28,044	28,013

Restricted stock issued to employees and directors	36	23

Diluted-weighted average common shares and potential common shares outstanding	28,080	28,036

Income per common share:
Basic	$1.62	$0.51

Diluted	$1.62	$0.51

At March 31, 2008 and 2007, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three months ended March 31, 2008 and 2007, because they are issuable for nominal consideration upon exercise of the warrants.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, are being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent receivable. At March 31, 2008 and December 31, 2007, deferred rent receivable was $1.6 million and $1.1 million, respectively.

Other Leases

The Company leases three properties, two of which are used by TBSI’s service company subsidiaries Roymar and TBS Shipping for the administration of their operations, and the third is vacant land. The main office space is rented from our chairman and chief executive officer by TBS Shipping. The lease, which was to expire December 31, 2007, was renewed under the first of five one-year renewal options until December 31, 2008.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

Roymar renewed its lease under the first of two one-year renewal options though October 31, 2008 at a monthly rent of $25,058.  The lease requires Roymar to pay additional rent for real estate tax escalations.

The Company also leases undeveloped land in the Calhoun County Navigation District, Port Comfort, Texas.  The lease, which has a term of ten years expiring December 31, 2016, provides for monthly rent of $6,000.

As of March 31, 2007 future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At March 31, 2008	Vessel Hire	Premises	Total

2008 (April 1, 2008 through December 31, 2008)	$5,775	$503	6,278
2009	7,910	72	7,982
2010	5,951	72	6,023
2011	5,351	72	5,423
2012	5,366	72	5,438
Thereafter	5,792	288	6,080

	$36,145	$1,079	$37,224

Purchase Obligations –New Vessel Buildings

At March 31, 2008, the Company had purchase obligations totaling $136.7 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through June 2010.  As of March 31, 2008, $136.7 million of the purchase obligation is scheduled to be paid as follows:  $56.8 million in 2008, $57.4 million in 2009, and $22.5 million in 2010.  The timing of actual payments will vary based upon when the milestones are met.

Purchase Obligations – Vessel

On February 19, 2008, we entered into a memorandum of agreement to purchase the Athinoula (renamed Canarsie Princess) for $30.3 million.  We paid a deposit of $3.0 million on February 19, 2008 and the balance of $27.3 million is to be paid upon delivery during the second quarter of 2008.

Contingencies

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company

Note 13 — Business Segment

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

The Company transports cargo throughout the world, including the United States. The amount of voyage revenue generated in countries other than the U.S. is $96.7 million and $46.9 million for the three months ended March 31, 2008 and 2007, respectively.

Revenue was generated in the following principal foreign geographic areas (in thousands):

	Three Months Ended March 31,
Country	2008	2007

Brazil	$29,150	$16,084
Japan	18,203	8,319
United Arab Emirates	12,373	5,540
Peru	11,419	8,396
Chile	9,330	1,842
Korea	3,419	1,457
China	2,750	2,469
Venezuela	1,407	2,194
Others	8,604	558

Total	$96,655	$46,859

Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenues and total revenue by country is revenue from the United States. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

No customers accounted for 10% or more of charter hire receivables at March 31, 2008 and one customer accounted for 13.1% of charter hire receivables at December 31, 2007. No customers accounted for 10% or more of voyage and time charter revenue for three months ended March 31, 2008 and one customer accounted for 20.5% of voyage and time charter revenue for the three months ended March 31, 2007.

Note 14 — Subsequent Events

 On April 17, 2008, the Company entered into a commitment with a bank for a $13.0 million credit facility to replenish operating funds used to purchase the Ottawa Princess (formerly the Wedellsborg).

 On April 17, 2008, the Company entered into a commitment with a bank for a $12.5 million credit facility to replenish operating funds used to purchase the Caribe Maiden (formerly the Frijsenborg).

On April 18, 2008 the Company entered into an agreement to acquire the handymax bulk carrier North Star, to be renamed Houma Belle for $34.0 million.  Delivery of the vessel is expected in June 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect current expectations of the Company's management. They are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "anticipates," "believes," "estimates," "expects," "future," "intends," "plans" and similar terms.

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

On April 17, 2008, the Company entered into a commitment with a bank for a $13.0 million credit facility to replenish operating funds used to purchase the Ottawa Princess (formerly the Wedellsborg).

On April 17, 2008, the Company entered into a commitment with a bank for a $12.5 million credit facility to replenish operating funds used to purchase the Caribe Maiden (formerly the Frijsenborg).

On April 18, 2008, the Company entered into an agreement to acquire the bulk carrier North Star, to be renamed Houma Belle, for $34.0 million. Delivery of the vessel is expected during the month of June 2008.

General

The following is a discussion of our financial condition at March 31, 2008 and December 31, 2007 and our results of operations comparing the three months ended March 31, 2008 with the three months ended March 31, 2007. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

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

Drydocking

In the last three years, our fleet has grown from 22 to 42 vessels. These vessels must be drydocked twice during a five-year cycle. Thus, our controlled fleet of 42 vessels at March 31, 2008, would result in 84 drydockings over five years or an average of 17 vessels per year.

We strive to maintain and upgrade our vessels to the highest standards.  The vessels in our fleet have an average age of 22 years. Accordingly, we have decided to accelerate the timing of steel renewals and reinforcements on many of the vessels that were scheduled for drydocking in 2007, as well as vessels scheduled for drydocking in 2008.  We expect that these renewals and reinforcements would have been required in the next five to ten years.

 During the first quarter of 2008, one vessel that entered into drydock during the fourth quarter of 2007 continued its drydocking for 15 days and four vessels entered drydock for 132 days. Our preliminary quarterly drydock schedule of vessels anticipated to be drydocked during the remainder of 2008, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Anticipated Number of vessels entering drydock during quarter	Anticipated Number of drydock days during quarter	Estimated metric tons of steel to be installed

First Quarter 2008	4	147	895
Second Quarter 2008	5	185	650
Third Quarter 2008	3	98	335
Fourth Quarter 2008	4	115	760
Total for 2008	16	545	2,640

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 70 days. Our estimates are based on current and anticipated congestion in the Chinese repair shipyards, which could be adversely affected by any unanticipated weather or congestion in the shipyard. Further, our 2008 drydock schedule is subject to change based on unanticipated commercial needs of our business.

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

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo. Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, freight rates and revenue tons carried.

Time charter revenue consists of a negotiated daily hire rate for the duration of the time charter. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port call costs, stevedoring and other cargo related expense, commissions and miscellaneous voyage expense all of which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses — crewing, stores, lube oil, repairs and maintenance, registration taxes and fees, insurance and communication expenses — for vessels we control, charter hire fees we pay to owners for use of their vessels and space charters (relets). These costs are paid by our subsidiaries.

Depreciation and amortization expense is computed on the basis of 30-year useful live for our vessels.

A portion of commissions on freight and port agency fees are paid to TBS Commercial Group Ltd., a company that is owned by our principal shareholders. Renewal of the current management agreements with TBS Commercial Group Ltd. and approval of any new management agreements or amendments to the current management agreements with TBS Commercial Group Ltd. are subject to approval by the compensation committee of our Board of Directors.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$98,160	74.6	$51,939	73.9	46,221	89.0
Time charter revenue	32,726	24.9	18,069	25.6	14,657	81.1
Other revenue	690	0.5	318	0.5	372	117.0
Total revenue	131,576	100.0	70,326	100.0	61,250	87.1

Voyage expense	32,418	24.6	19,181	27.3	13,237	69.0
Vessel expense	23,434	17.8	17,557	25.0	5,877	33.5
Depreciation and amortization	13,493	10.3	8,414	12.0	5,079	60.4
General and administrative	11,767	8.9	7,180	10.2	4,587	63.9
Loss from sale of vessel	-	-	779	1.1	(779)	(100.0)
Total operating expenses	81,112	61.6	53,111	75.6	28,001	52.7
Income from operations	50,464	38.4	17,215	24.4	33,249	193.1
Other (expenses) and income
Interest expense	(3,437)	(2.6)	(2,772)	(3.9)	(665)	24.0
Loss on extinguishment of debt	(2,318)	(1.8)	-	-	(2,318)	-
Other income (expense)	669	0.5	(39)	(0.1)	708
Net income	$45,378	34.5	$14,404	20.4	$30,974	215.0

Voyage revenue

The increase in our voyage revenue for the three months ended March 31, 2008, as compared to the comparable period in 2007, was primarily due to an increase in revenue tons carried and an increase in average freight rates. As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, freight rates and tons carried.

Revenue tons carried increased 541,862 tons or 36.1% to 2,043,952 tons for the three months ended March 31, 2008 from 1,502,090 tons for the same period in 2007. The increase in revenue tons carried is primarily due to an increase in aggregate bulk cargo carried.

Average freight rates for the three months ended March 31, 2008, as compared to the same period in 2007, increased $13.44 per ton, or 38.9%, to $48.02 per ton from $34.58 per ton for the same period of 2007. The average freight rates increased despite the increase in high-volume, low-freighted aggregates bulk cargo that we handled in 2008 as compared to 2007. Excluding this type of bulk cargo, of which we carried 1,050,123 tons for the three months ended March 31, 2008, the average freight rates would have been $86.32 per ton as compared to $55.19 per ton for the same period in 2007. While average freight rates on aggregates bulk cargo is lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.

The weighted average number of vessels in the fleet, freight voyage days and days on hire, excluding vessels time-chartered out, revenue tons carried, and freight rates (over all freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Average number of vessels (1)	26	21
Freight voyage days (2)	2,375	1,898
Days on hire (3)	2,476	1,912
Revenue tons carried (4)
For all cargoes	2,044	1,502
Excluding aggregates	994	841
Aggregates	1,050	661
Freight Rates (5)
For all cargoes	$48.02	$34.58
Excluding aggregates	$86.32	$55.19
Daily time charter equivalent rates (6)	$28,303	$17,816

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per ton.
(6)
Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the period divided by the number of available freight voyage days during the period.  Voyage expenses include the following expenses: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	March 31, 2008		March 31, 2007		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%

Steel products	$27,935	28.5	$15,979	30.8	$11,956	74.8
Metal concentrates	20,374	20.8	9,202	17.7	11,172	121.4
Agricultural products	13,932	14.2	8,085	15.6	5,847	72.3
Aggregates	12,373	12.6	5,540	10.7	6,833	123.3
Other bulk cargo	9,463	9.6	4,190	8.1	5,273	125.8
Project cargo	5,031	5.1	1,570	3.0	3,461	220.4
Rolling stock	3,581	3.6	2,919	5.6	662	22.7
Automotive products	2,321	2.4	967	1.9	1,354	140.0
General cargo	1,798	1.8	858	1.7	940	109.6
Fertilizers	-	-	1,545	2.9	(1,545)	(100.0)
Other	1,352	1.4	1,084	2.0	268	24.7

Total voyage revenue	$98,160	100.0	$51,939	100.0	$46,221	89.0

Time charter revenue

Time charter revenue increased to $32.7 million for the three months ended March 31, 2008 from $18.1 million for the comparable period in 2007. As mentioned above, the key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Average charter hire rate increased $13,595 per day to $31,773 per day for the three months ended March 31, 2008 from $18,178 per day for the comparable period in 2007. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in the average charter hire rate per day is primarily due to the continued strength in the overall worldwide shipping spot market rates. During the three months ended March 31, 2008, time charter out days increased 36 days to 1,030 days from 994 days for the same period in 2007.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007

Average number of vessels (1)	11	11
Time Charter days (2)	1,030	994
Daily charter hire rates (3)	$31,773	$18,178
Daily time charter equivalent rates (4)	$30,339	$17,115

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the period reduced by commissions divided by the number of available time charter days during the period.  Commissions for vessels that are time chartered out for the three months ended March 31, 2008 and March 31, 2007 were $1.5 million and $1.1 million, respectively. No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consist of fuel costs, commissions, port call, stevedore and other cargo related costs, and miscellaneous voyage expense. The following table shows the change in the number of voyage days for the three months ended March 31, 2008 as compared to the same period in 2007.

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)

Freight voyage days	2,375	1,898	477	25.1%
Time charter out days	1,030	994	36	3.6%
Total voyage days	3,405	2,892	513	17.7%

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2007 Expense	As a % of Revenue

Fuel expense	$14,803	45.7	11.2	$8,196	42.7	11.8	$6,607	80.6	(0.6)
Commission expense	6,996	21.6	5.3	3,121	16.3	4.4	3,875	124.2	0.9
Port call expense	5,313	16.4	4.0	3,759	19.6	5.3	1,554	41.3	(1.3)
Stevedore and other
cargo-related expense	3,623	11.2	2.8	2,324	12.1	3.3	1,299	55.9	(0.5)
Miscellaneous voyage
expense	1,683	5.1	1.3	1,781	9.3	2.5	(98)	(5.5)	(1.2)

Voyage expense	$32,418	100.0	24.6	$19,181	100.0	27.3	$13,237	69.0	(2.7)

Voyage expense increased 69.0% for the three months ended March 31, 2008 as compared to the same period in 2007, principally due to an increase in fuel and commission expense.

The 2.7% decrease in voyage expense as a percentage of total revenue to 24.6% of total revenue for the three months ended March 31, 2008 as compared to 27.3% of total revenue for the same period in 2007 was primarily due to the increase in revenue, which increased at a rate greater than voyage expense.

Commission expense is based on the amount of revenue. The increase in commission expense for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the increase in revenue and to a smaller extent an increase in the rate of commissions paid to TBS Affiliates. Beginning October 1, 2007, TBS Affiliates were paid an additional 1.25% commission, which increased commission expense for 2008 by approximately $0.9 million.

The 80.6% increase in fuel expense was due to an increase in the average price per metric ton ("MT") and by an increase in consumption. For the three months ended March 31, 2008, the average price per MT increased to $554 per MT as compared to $325 per MT for the same period in 2007. Consumption increased for the three months ended March 31, 2008 to 26,741 MT from 25,231 MT for the same period in 2007. Average fuel cost per freight voyage day was $6,233 during the three months ended March 31, 2008 and $4,318 during the same period in 2007.

The 55.9% increase in stevedore and other cargo-related expense for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to a change in the mix of revenue booked under different shipping terms and increased cargo volume. During the three months ended March 31, 2008 as compared to the same period in 2007, more port calls were made to and from the Far East resulting in higher cargo volumes. Stevedore and other cargo-related cost also increased as a higher percentage of cargo was booked under "full liner" terms and a combination of "free-in and free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The 41.3% increase in port call expense is primarily due to an increase in the number of port calls, which increased to 248 port calls for the three months ended March 31, 2008 from 183 port calls as compared to the same period in 2007. The increase is also due to higher average cost per port call, which was due to more port calls being made at ports with higher cost structures during the three months ended March 31, 2008 as compared to the same period in 2007.  To a smaller degree, the increase in the number of port days, which increased to 1,171 port days for the three months ended March 31, 2008 from 944 port days as compared to the same period in 2007, contributed to the increase in port call expense.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$16,812	71.7	$13,362	76.1	$3,450	25.8
Chartered-in vessel expense	5,128	21.9	3,011	17.2	2,117	70.3
Controlled vessel expense	1,494	6.4	1,060	6.0	434	40.9
Space charter expense	-	-	124	0.7	(124)	(100.0)
Vessel expense	$23,434	100.0	$17,557	100.0	$5,877	33.5

The 33.5% increase in vessel expense for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in day rates and number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the three months ended March 31, 2008, as compared to the same period in 2007 was due to an increase in the average operating expense day rate, which increased $410 per day.   For the three months ended March 31, 2008 the average operating expense day rate was $4,803 as compared to $4,393 per day for the same period in 2007.  Average operating expense day rates increased principally due to increases in the crew and crew related costs and communication costs. The increase in owned vessel expense was also due to an increase in the average number of controlled vessels, which increased to an average of 38 vessels during the three months ended March 31, 2008, as compared to an average of 34 vessels for the same period in 2007.  Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the first quarter of 2008, vessel days increased 458 days to 3,500 days from 3,042 days for the comparable period in 2007.

Chartered-in vessel expense consists of charter hire-in costs for vessels under charter agreements that do not have a purchase option. The increase in chartered-in vessel expense was due to our chartering-in vessels for 95 more vessel days for the three months ended March 31, 2008, as compared to the same period in 2007.  We charter-in vessels to meet specific customer needs, which will vary slightly from quarter to quarter.  For the three months ended March 31, 2008, we chartered-in vessels for 239 days as compared to 144 days for the same period in 2007. The average charter-in rate per day increased $551 per day to $21,458 per day for the three months ended March 31, 2008 from $20,907 per day for the same period in 2007.

Controlled vessel expense consists of charter hire-in costs for vessels under charter agreements that contain a purchase option. During the three months ended March 31, 2008, we incurred charter-in hire costs of $1.5 million compared to $1.1 million for the same period in 2007.  This is charter in hire cost under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale/ leaseback transaction that we entered into the end of January 2007.

Depreciation and amortization

The $5.1 million increase in depreciation and amortization expense was due to the growth in fixed assets as we continue to grow our owned /controlled fleet. Vessel improvements and other equipment and deferred dry docking costs at March 31, 2008 increased approximately 80% from the March 31, 2007 balances. The size of our fleet increased to 42 vessels at March 31, 2008 as compared to 34 vessels at March 31, 2007.  The higher average cost of vessels, which for 2008 acquisitions increased approximately 15% as compared to the average costs of vessels acquired during the full year 2007, also contributed to the increase in fixed asset additions and consequently depreciation and amortization expense.

General and administrative expense

General and administrative expense increased primarily due to an increase in salary and related expenses of $4.6 million, which increased because of higher bonus accruals, and to a smaller extent higher staff levels and higher stock-based compensation costs.  We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the three months ended March 31, 2008, we accrued bonuses to our officers and employees of $3.9 million as compared to $0.9 million for the same period in 2007. The remaining increase in salary and related expenses was due to an increase in staff levels necessary to manage and grow the business and higher stock-based compensation costs.  We anticipate that stock-based compensation costs will increase by approximately $1.9 million in 2008 because of equity grants made during 2007.

Loss on sale of vessel

On March 13, 2007, we sold the vessel Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

Income from operations

The $33.2 million increase in income from operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was mainly attributable to an increase in revenue resulting from increased freight rates and cargo volumes.  The increase in revenue was offset by an increase in voyage expense, particularly fuel and commission expense, as well as vessel expense, depreciation and general and administrative expenses. For the same reasons, our operating margin increased to 38.4% for the three months ended March 31, 2008 from 24.4% for the same period in 2007.

Interest expense

Interest expense increased $0.7 million for the first quarter of 2008 as compared to the same period in 2007, principally due to higher debt levels, higher fees and amortized deferred financing costs, and a decrease in the valuation of an interest rate swap contract that did not qualify for hedge accounting. For the three months ended March 31, 2008, our debt levels averaged $270.7 million as compared to $103.8 million during the same period in 2007.  Debt levels increased to fund recent vessel acquisitions and to further leverage borrowings on our owned vessels. This was partially offset by replacing our higher borrowing costs debt, specifically the capital lease obligation, with lower borrowing costs debt.  Further at March 31, 2008, we had approximately $191.9 million of current and future debt fixed at an average rate of 4.08% before bank margins. Accordingly, our average interest rates decreased to approximately 5.8% during the first quarter of 2008 as compared to approximately 8.6% during the same period in 2007.

Loss on extinguishment of debt

The $2.3 million loss on extinguishment of debt in 2008 was due to the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our Bank of America syndicated credit facility.

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at March 31, 2008 and December 31, 2007 was $43.8 million ($43.3 million net of allowance for doubtful accounts) and $30.6 million ($30.1 million net of allowance for doubtful accounts), respectively. The increase in receivables was principally due to the timing of payments received on voyages loading near the end of the period and higher revenue volume.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount. At March 31, 2008, our reserve totaled $0.5 million, which was approximately the same as the reserve at December 31, 2007.

Prepaid Expenses and Other Current Assets

Prepaid expense and Other Current Assets at March 31, 2008 decreased $1.0 million from the December 31, 2007 balance. The decrease is primarily due to the collection of a $1.6 million claim involving the Savannah Belle.

Other Commitments

Our contractual obligations as of March 31, 2008 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$336,750	$74,068	$143,514	$76,716	$42,452
Estimated variable interest payments (2)	55,183	17,665	23,086	8,901	5,531
Operating Lease obligations (3)	38,245	10,058	12,486	10,890	4,811
Other Purchase obligations (4) (5) (6)	164,200	76,900	87,300

Total contractual cash obligations	$594,378	$178,691	$266,386	$96,507	$52,794

1)
As of March 31, 2008, we had $336.8 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $39.3 million under the $40.0 million credit facility with Credit Suisse, $75.0 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $35.0 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $142.5 million under the $142.5 term loan with Bank of America and $45.0 million under the $150.0 million credit facility with the Royal Bank of Scotland for the new vessel building.  The above schedule does not reflect future advances of $105.0 million under the $150.0 million credit facility with the Royal Bank of Scotland for the new vessel building.

2)
Amounts for all periods represent our estimated future interest payments on debt facilities outstanding at March 31, 2008 based on an estimated annual interest rate of 6% which approximates interest rates at March 31, 2008.

3)	Operating lease obligations include obligations under seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.

4)
On February 19, 2008, we entered into a memorandum of agreement to purchase the Athinoula (renamed Canarsie Princess) for $30.3 million.  We paid a deposit of $3.0 million on February 19, 2008 and the balance of $27.3 million is to be paid upon delivery during the second quarter of 2008.

5)	We had outstanding purchase obligations at March 31, 2008 to build and purchase six new vessels as follows (dollars in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years

Argyle Maritime Corp.	NYHS200720	$14,400	$7,000	$7,400
Caton Maritime Corp.	NYHS200721	21,400	14,000	7,400
Dorchester Maritime Corp.	NYHS200722	28,400	14,000	14,400
Longwoods Maritime Corp.	NYHS200723	21,400		21,400
McHenry Maritime Corp.	NYHS200724	21,400	7,000	14,400
Sunswyck Maritime Corp.	NYHS200725	28,400	7,000	21,400

	Total	$135,400	$49,000	$86,400

Approximately $105.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the new building program.

6)
In connection with the new building program, we entered into a contract for the supervision and inspection of vessels under construction.  As of March 31, 2008, commitments under the contract were $1.3 million, with $0.4 million due within one year and $0.9 million due between one and three years.

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

During 2008, we increased our working capital with the following funding arrangements:

•
In March, we amended and restated our existing Bank of America Credit Facility.  In connection with the amendment, we increased the term loan facility to $142.5 million and the revolving credit facility to $125.0 million.  We borrowed $142.5 million under the term loan credit facility to pay outstanding principal and interest on the existing credit facility, closing costs and fees. The remaining amount of $18.9 million was used for general corporate purposes.  At March 31, 2008, we had no borrowings outstanding under the revolving credit facility.

•
We borrowed an additional $10.0 million during the quarter under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.

•
In February, we borrowed $20.0 million available under the Credit Suisse credit facility to replenish working capital used to purchase the vessel Oneida Princess.  We fixed the index rate on the notional amount of $20.0 million of this debt at the average rate of 3.59% to 2013.

•	We borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. to replenish operating funds used to purchase the Mohave Maiden, the Zuni Princess and the Hopi Princess.

•
 In January, we borrowed $75.0 million, under a syndicated credited facility by DVB Group Merchant Bank (Asia) Ltd.   The funds were used to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes.  In addition to replacing the high interest cost capital lease obligation with lower borrowing costs debt, we fixed the index rate at 2.92% for the entire term of the credit facility.

Investing Activities 2008

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Three Months Ended March 31,
	2008	2007
	(in millions)

Vessels purchased	$148.4	$-
Take over costs	1.2	0.0
Construction in progress	22.4	44.5
Deferred drydocking costs	3.1	4.9
Vessels improvements and vessel equipment	2.8	2.8
Other fixed asset additions	2.3	1.0
	180.2	53.2
Less Vessel deposits paid in 2007 for vessels delivered in 2008	(14.8)
Total Vessel acquisitions / capital improvement	$165.4	$53.2

•
We acquired six vessels that were delivered during the first quarter of 2008 for a total purchase price of $148.4 million, including $14.8 million paid in 2007.  In connection with these vessels and others that we recently acquired, we incurred takeover costs of $1.2 million.  We used cash from borrowings and operations to fund the acquisitions.

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks we made payments to the ship building yard and incurred capitalized costs totaling $22.4 million. These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  Two of the vessels are schedule for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

•	In the first quarter 2008 we drydocked five vessels for a total cost of $3.1 million, including four vessels we acquired that were drydocked by us for the first time for a cost of $0.9 million.

•	Vessel improvements and vessel equipment additions during the three months ended March 31, 2008 totaled $2.8 million, including $1.0 million in steel renewals.

We made a deposit of $3.0 million for the Canarsie Princess (formerly the Athinoula) which is scheduled to be delivered in the second quarter of 2008.

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

Financing Activities 2007

During 2007, our operating capital was supplemented with:

•
In January 2007, we amended the Bank of America credit facility and borrowed an additional $5.0 million under the Bank of America Term Credit Facility.  In March 2007, we drew down $30.0 million under the Bank of America revolving credit facility.

•
We borrowed an initial amount of $30.0 million under our $150.0 million syndicated term loan credit facility led by The Royal Bank of Scotland to partially finance the first installment due upon the signing of contracts to build six new multipurpose vessels with retractable tweendecks.

•	During the first quarter, we made repaid $70.0 million of the Bank of America revolving credit facility and made $4.8 million in other debt principal payments.

Investing Activities 2007

Funds available from borrowings and operating capital were used for:

•	vessel improvements and vessel equipment additions totaling $2.8 million and other asset additions consisting primarily of grabs and computer equipment totaling $1.0 million;

•	drydock costs for the first quarter totaling $4.9 million; and

•
starting our construction program to build six newly designed multipurpose vessels with retractable tweendecks at a cost of $44.5 million, which is comprised of $42.0 paid to the Chinese ship yard $2.0 million in fees and capitalized interest and $0.5 million for design and professional fees.

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

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We believe that there have been no material changes in our critical accounting policies from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Statement intends to enhance the current disclosure framework in Statement 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has early adopted SFAS 161 in the first quarter of 2008; refer to Note 8 Derivative Financial Instruments for adopted disclosures.

In December 2007, the FASB issued SFAS Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51 ("SFAS 160"). The Statement establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  This statement establishes principles and requirements for how an acquiring entity measures and recognizes: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired, or a gain from a bargain purchase, in its financial statements. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. The Statement was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. This Statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

 In February 2007, the FASB issued SFAS Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments, interest rate swaps, to effectively convert floating rate debt to fixed rate debt.   All derivative contracts are for non-trading purpose and are entered into with major reputable financial institutions thereby minimizing counterparty risk.

At March 31, 2008 we had $336.8 million of floating debt outstanding.  In order to hedge the interest rate risk we entered into interest rate swap contracts that hedged approximately 51% of our outstanding debt at March 31, 2008. At March 31, 2008, we had interest rate swap contracts to pay an average fixed rate of 4.08% before loan margin and receive a floating rate of interest on the notional amount of $171.9 million. The fair value of interest rate swap agreements at March 31, 2008 was a liability of $6.9 million.  We also entered into swap agreements that will be effective June 29, 2008, fix our interest rate at 4.83%, before loan margin, on the notional amount of $20.0 million of future debt that is effective June 29, 2008.  Interest loan margins over LIBOR at March 31, 2008 were 2.25%, 1.75%, 1.05%, 2.50% and 1.75% on $142.5 million, $45.0 million, $39.3 million, $75.0 million, and $35.0 million of debt, respectively.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the three months ending March 31, 2008 by approximately $0.4 million based upon our net debt level at March 31, 2008, which was $164.9 million after deducting $171.9 million of debt hedged with interest rate swaps.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 8.6% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At March 31, 2008, approximately 12.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. During the three months ended March 31, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information included in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the first quarter of 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.  Other Information

Item 6.  Exhibits

3.1	Memorandum of Association (a)

3.2	Bye-laws (a)

10.1
Credit Agreement dated March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp, Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp, Henley Maritime Corp, Hudson Maritime Corp, Montrose Maritime Corp, Oldcastle Shipping Corp, Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Vernon Maritime Corp, Windsor Maritime Corp, and TBS International Limited, as guarantor with Bank of America (Lender). (b)

10.2	2005 Equity Incentive Plan, Form of Restricted Share Award Agreement. (b)

10.3	2005 Equity Incentive Plan, Form of Share Unit Award Agreement. (b)

10.4	First Amendment to June 29, 2005 Letter Agreement Granting Restricted Shares to Ferdinand V. Lepere. (b)

10.5	First Amendment to Share Unit Award Agreement with Martin Levin dated August 20, 2007. (b)

10.6
Credit Agreement, dated January 16, 2008, by and among Bedford Maritime Corp, Brighton Maritime Corp, Columbus Maritime Corp, Hari Maritime Corp, Hancock Navigation Corp, Prospect Navigation Corp, and Whitehall Marine Transport Corp Corp. as Borrowers, and TBS International Limited, as guarantor with DVB Group Merchant Bank (Asia) Ltd. as Facility Agent, Security Trustee and a Lender,  The Governor and Company of the Bank of Ireland, as Payment Agent and a Lender, and Natixis, as a Lender.  (d)

10.7
Credit agreement, dated February 29, 2008 by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp. as borrowers, and TBS International Limited as Parent guarantor and AIG Commercial Equipment Finance, Inc., as lender. (e)

10.8	Lease agreement, dated January 1, 2008, between Joseph E. Royce, Landlord and TBS Shipping Services Inc., tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York. (f)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (b)

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (b)

31.3
Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (b)

32
Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (b) (c)

________

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

(d)	Incorporated by reference from Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008.

(e)	Incorporated by reference from Exhibit 10.39 to Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008.

(f)	Incorporated by reference from Exhibit 10.40 to Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008.

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2008.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Controller, Chief Accounting Officer