Form 10-Q
period 2008-06-30
TBS INTERNATIONAL LTD
filed 2008-08-07
CIK 1065648

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or
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

As of August 5, 2008, the registrant had outstanding 17,514,496 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED
2008 FORM 10-Q

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$127,042	$30,498
Charter hire receivable, net of allowance of $500 in 2008
and $443 in 2007	50,960	30,081
Fuel and other inventories	18,708	11,123
Prepaid expenses and other current assets	5,909	7,742
Advances to affiliates	5,507	918
Total current assets	208,126	80,362
Deposit for vessel purchase	7,925	14,836
Fixed assets, net	696,113	444,082
Goodwill	8,426	8,426
Other assets and deferred charges	15,541	11,407

Total assets	$936,131	$559,113

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$83,318	$22,699
Accounts payable	14,318	11,723
Accrued expenses	38,550	36,713
Voyages in progress	11,242	7,016
Advances from affiliates	797	467
Total current liabilities	148,225	78,618

Debt, long-term portion	268,040	157,467
Other liabilities	3,566	3,465
Total liabilities	419,831	239,550

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000
authorized, 17,514,496 shares issued and 17,504,496 shares outstanding in 2008 and 14,350,996 shares issued and outstanding in 2007	175	143
Common shares, Class B, $.01 par value, 30,000,000
authorized, 12,390,461 shares issued and outstanding in 2008 and 13,404,461 shares issued and outstanding in 2007	124	134
Warrants	21	21
Additional paid-in capital	185,586	88,530
Accumulated other comprehensive (loss)	(868)	(2,897)
Retained earnings	331,651	233,632
Less: Treasury stock (10,000 shares)	(389)
Total shareholders' equity	516,300	319,563
Total liabilities and shareholders' equity	$936,131	$559,113

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Voyage revenue	$128,696	$60,384	$226,856	$112,323
Time charter revenue	25,258	16,122	57,984	34,190
Other revenue	2,993	155	3,683	474
Total revenue	156,947	76,661	288,523	146,987
Operating expenses
Voyage	44,122	19,534	76,540	38,715
Vessel	24,315	22,941	47,749	40,498
Depreciation and amortization of vessels
and other fixed assets	16,515	8,423	30,008	16,837
General and administrative	15,296	7,663	27,063	14,843
Loss from sale of vessel		35		814
Total operating expenses	100,248	58,596	181,360	111,707
Income from operations	56,699	18,065	107,163	35,280
Other (expenses) and income
Interest expense	(3,840)	(2,397)	(7,277)	(5,169)
Loss on extinguishment of debt			(2,318)
Gain on sale and insurance recovery of vessel		6,034		6,034
Interest and other income (expense)	(218)	(15)	451	(54)
Total other (expenses) and income, net	(4,058)	3,622	(9,144)	811

Net income	$52,641	$21,687	$98,019	$36,091

Earnings per share
Net income per common share
Basic	$1.83	$0.77	$3.45	$1.29
Diluted	$1.82	$0.77	$3.44	$1.29
Weighted average common shares outstanding
Basic	28,778,769	28,014,925	28,411,539	28,014,122
Diluted	28,873,395	28,064,954	28,476,436	28,048,295

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$98,019	$36,091
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale and insurance recovery of vessel		(6,034)
Loss on sale of vessel		814
Depreciation and amortization	30,008	16,837
Loss on change in value of interest swap contract	81	155
Amortization and write-off of deferred financing costs	2,851	452
Non cash stock based compensation	1,429	175
(Income) loss in joint venture	(226)	312
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(20,879)	5,278
(Increase) in fuel and other inventories	(7,585)	(1,355)
Decrease in prepaid expenses and other current assets	1,833	3,127
(Increase) in other assets and deferred charges	(979)	(569)
Increase in accounts payable	2,595	306
Increase (decrease) in accrued expenses	1,448	(5,231)
Increase in voyages in progress	4,226	201
(Decrease) in advances from/to affiliates, net	(4,260)	(277)
Net cash provided by operating activities	108,561	50,282
Cash flows from investing activities
Proceeds on sale of vessels		61,819
Vessel acquisitions / capital improvement costs	(267,203)	(79,709)
Deposit for vessel purchases	(7,925)	(2,900)
Return of investment in security		160
Repayment (loans) made to joint venture	760	(200)
Net cash (used) by investing activities	(274,368)	(20,830)
Cash flows from financing activities
Proceeds from issuance of shares in secondary public offering ,
net of offering costs	95,649
Repayment of debt principal	(141,807)	(96,039)
Proceeds from debt	313,000	71,000
Payment of deferred financing costs	(4,491)	(3,860)
Reduction of obligations under capital leases		(1,984)
Net cash provided by (used in) financing activities	262,351	(30,883)

Net increase (decrease) in cash and cash equivalents	96,544	(1,431)
Cash and cash equivalents beginning of period	30,498	12,007
Cash and cash equivalents end of period	127,042	$10,576
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5,275	$4,563

Noncash Investing activities:
For the six months ended June 30, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Maiden excludes the noncash portion of $5.5 million, which was retained by the buyer/lessor as a deposit on the bareboat charters.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

										Accumulated
										Other Com-
								Additional		prehensive
	Common Shares		Treasury Stocks			Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2007	27,755,457	$277		$		288,853	$21	$88,530	$233,632	$(2,897)	$319,563
Net income									98,019		98,019
Unrealized gain on cash flow hedges										2,029	2,029
Comprehensive income											100,048
Stock based compensation	149,500	2						1,427			1,429
Secondary public offering, net	2,000,000	20						95,629			95,649
Increase in Warrants due to
anti-dilutive provisions						23,050
Reacquired stock			10,000		(389)						(389)
Balance at June 30, 2008	29,904,957	$299	10,000		$(389)	311,903	$21	$185,586	$331,651	$(868)	$516,300

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBSI") and its subsidiaries (the "Company, "we" or "our")  are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and vessel chartering services. Substantially all the related corporations of TBSI are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications were made to the consolidated financial statements for the year 2007 to conform to the June 30, 2008 presentation. These reclassifications did not impact net income.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in TBSI's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 14, 2008.

Note 2 — New Accounting Pronouncements

           In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards ("SFAS") No.162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No.154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on TBSI's financial statements.

           In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in FASB Statement No.133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161, (refer to Note 8 - Derivative Financial Instruments for adopted disclosures).

In December 2007, the FASB issued SFAS Statement No.160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases ("SFAS 13") and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilites for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and indefinite lived intangible assets measured at fair value for impairment testing.

Note 3 — Fuel and Other Inventories

      Fuel and other inventories consist of the following (in thousands):

	June 30,	December 31,
Description	2008	2007

Fuel	$14,375	$7,703
Lubricating oil	3,724	$2,770
Other	609	$650
TOTAL	$18,708	$11,123

Note 4 — Advances to / from Affiliates

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

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	June 30, 2008	December 31, 2007

Vessels	$620,524	$402,098
Vessel improvements and other equipment	67,826	53,323
Deferred drydocking costs	20,729	13,990
Vessel construction in process	101,246	62,835
Other fixed assets	17,473	13,513
	827,798	545,759
Less accumulated depreciation and amortization	(131,685)	(101,677)
	$696,113	$444,082

During the six months ended June 30, 2008, the Company took delivery of the following eight vessels:

New	Former			Purchase
Vessel Name	Vessel Name	Delivery Date	Vessel Type	Price
				(in thousands)
Zuni Princess	Ypermachos	January 29, 2008	Bulk carrier	$26,000
Oneida Princess	Gebe Oldendorff	February 11, 2008	Bulk carrier	32,320
Hopi Princess	African Sanderling	February 15, 2008	Multipurpose tweendecker	18,185
Mohave Maiden	Diasozousa	February 19, 2008	Bulk carrier	26,013
Caribe Maiden	Frijsenborg	March 11, 2008	Multipurpose tweendecker	23,230
Ottawa Princess	Wedellsborg	March 25, 2008	Multipurpose tweendecker	23,230
Canarsie Princess	Athinoula	June 17, 2008	Bulk carrier	30,603
Houma Belle	North Star	June 18, 2008	Bulk carrier	34,021
		Total		$213,602

The "Deposits for vessel purchases" represent deposits on vessels that we have contracted to purchase but that have not yet been delivered. On June 5, 2008, we signed a Memorandum of Agreement and made a deposit of $3.5 million to purchase the handymax bulk carrier Desert Explorer for $35.3 million. The vessel, which will be renamed Fox Maiden, is expected to be delivered within the next thirty days.

On June 23, 2008, we signed a Memorandum of Agreement and made a deposit of $4.4 million to purchase the handymax bulk carrier Ken Blossom for $44.0 million. The vessel, which will be renamed Tupi Maiden, is expected to be delivered within the next thirty days.

Note 6 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
Description	2008	2007

Voyage and vessel expenses	$ 29,100	$ 26,981
Payroll and related costs	8,971	9,353
Commissions	479	379
Total	$ 38,550	$ 36,713

Note 7 — Financing

The Company's outstanding debt balances consist of (in thousands):

	Interest Rate at June 30, 2008		June 30, 2008	December 31, 2007

Bank of America - term credit facility		$		$50,446
Bank of America - revolving credit facility				70,375
Bank of America - term credit facility,
expires December 31, 2011	5.05%		133,000
The Royal Bank of Scotland credit facility				4,345
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 31, 2020	4.55%		50,000	35,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.77% & 3.84%		37,750	20,000
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.42%		70,108
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	5.00%		35,000
Commerzbank AG credit facility,
expires June 2, 2011	4.18%		12,500
Berenberg Bank credit facility,
expires June 19, 2012	4.51%		13,000
Debt balance			$351,358	$180,166

The repayment of debt over the next five years and thereafter is as follows (in thousands):

2008 (July 1, 2008 through December 31, 2008)	$41,659
2009	84,405
2010	83,026
2011	72,698
2012	29,073
Thereafter	40,497
$351,358

Bank of America Credit Facility

On March 26, 2008, the Company through its subsidiaries entered into a credit agreement to amend and restate the existing Bank of America credit facility ("BA Credit Facility"). The amendment increased the total syndicated BA Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility"). The BA Term Credit Facility was increased to $142.5 million from $80 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.

The Company made a full drawdown of $142.5 million on the amended BA Term Credit Facility to pay outstanding principal and interest due on the existing Bank of America credit facility, closing costs, financing costs and for general corporate purposes. No drawdown of the BA Revolving Credit Facility was made.

The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011. The BA Revolving Credit Facility is due March 26, 2012.  Interest on the BA Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, as defined in the credit agreement, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio. The interest rate margin is initially fixed at 2.25% and will become adjustable after September 30, 2008 but no later than November 14, 2008, based on the consolidated leverage ratio at September 30, 2008. Once the margin becomes adjustable, it can vary quarterly in 0.50% increments between four pricing levels ranging from 1.25% to 2.75%.

In connection with the amendment and restatement of the existing Bank of America credit facility, the Company incurred deferred financing costs of $2.3 million.  Applying the guidance of the FASB Emerging Issues Task Force  ("EITF") issue 96-19 which is applicable to the BA Term Credit Facility and EITF issue 98-14 which is applicable to the BA Revolving Credit Facility. The $2.3 million of unamortized financing costs, previously incurred on the credit facility prior to the amendment, was charged to consolidated income during the first quarter of 2008 under the caption "Loss on extinguishment of debt". The $2.3 million incurred as a result of the amendment and restatement of the Bank of America credit facility is being amortized over the term of the BA Credit Facility.

The amended BA Credit Facility is collateralized primarily by 25 of our vessels having a net book value at June 30, 2008 of $285.7 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels. Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The amended BA Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, the Credit Facility restricts the payment of dividends, and the amount of leverage, investment and capital expenditures without consent of the lender. Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels fall below limits specified in the loan agreement. At June 30, 2008, and from the initiation of the Credit Facility, the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

On February 22, 2008 The Royal Bank of Scotland credit facility loan collateralized by the vessel Wichita Belle was repaid. This vessel is one of several vessels collateralizing the amended BA Credit Facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company entered, through six wholly owned subsidiaries, into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  The RBS Credit Facility is made up of six $25.0 million individual term loans designated individually as Loan A through Loan F.  The loans become available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively or such later date as agreed upon by the lenders. Advances under the RBS Credit Facility will be drawn by the borrowing subsidiaries in specified amounts upon the completion of the milestones as shown in the table below:

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

As of June 30, 2008, the Company borrowed $50.0 million, consisting of $30.0 million drawn down shortly after the signing of the contracts, $10.0 million drawn down on the steel cutting and keel laying of Hull No NYHS20720, $5.0 million drawn down on the steel cutting of Hull No NYHS20721 and $5.0 million drawn down on steel cutting of Hull No NYHS20722. The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery. The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and after delivery of the respective vessel, by Preferred Ship Mortgages as defined in the loan agreement on the new vessels and assignment of freight revenue and insurance. TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Interest on the RBS Credit Facility is at LIBOR plus a margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a margin of 1.50% after the delivery advance is drawn down. Interest is payable either monthly, quarterly or semi-annually depending on the interest period selected by the Company.  Each of the loans made under the RBS Credit Facility is payable in 40 quarterly installments of $0.4 million beginning three months after the drawdown of the delivery advance with a final payment of $8.3 million due when the last quarterly payment is made. If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.

The RBS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner. Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount. The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. TBSI as Guarantor as defined in the loan agreement, is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio as defined in the loan agreement. At June 30, 2008, and from the initiation of the credit facility, the Company was in compliance with all covenants.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company through two wholly owned subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase the Arapaho Belle and Oneida Princess. The remaining $20.0 million of the credit facility was drawn down shortly after the delivery of the Oneida Princess on February 19, 2008.

The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining thirty two quarters. Interest is payable quarterly in arrears at LIBOR plus 1.05% if the outstanding balance of the loan is at or below 65% of the vessels' market value or 1.20% if the outstanding balance of the loan is above 65% of the vessels' market value.

The Company incurred deferred financing costs of $0.4 million that are being amortized over the term of the CS Credit Facility. The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at June 30, 2008 of $62.9 million, and a pledge of any insurance proceeds received related to the vessels. The CS Credit Facility is guaranteed by TBSI.

The CS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. The Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender. In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  At June 30, 2008, and from the initiation of the CS Credit Facility, the Company was in compliance with all covenants.

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

The Company incurred deferred financing costs of $1.3 million that are being amortized over the term of the DVB Credit Facility. The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at June 30, 2008 of $34.6 million, and a pledge of any insurance proceeds received related to the vessels.  The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  Non-financial covenants include, among others, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance. At June 30, 2008, and from the initiation of the DVB Credit Facility, the Company was in compliance with all covenants.

AIG Commercial Equipment Finance Borrowing

On February 29, 2008, TBSI, through three of its subsidiaries, borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. ("AIG Credit Facility").  The loan proceeds were used to replenish working capital used to acquire the Hopi Princess, Mohave Maiden and Zuni Princess. The AIG Credit Facility is repayable over four years in quarterly installments of $2.63 million for the first eight quarters and $1.75 million for the remaining eight quarters. Interest is LIBOR plus an interest margin of 1.75%, with an interest rate floor of 5.0%.

The Company incurred deferred financing costs of $0.4 million that are being amortized over the term of the AIG Credit Facility.  The AIG Credit Facility is collateralized primarily by the three vessels, which had a net book value at June 30, 2008 of $68.9 million, and a pledge of any insurance proceeds received related to the vessels.  The AIG Credit Facility is guaranteed by TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  The non-financial covenants require the Company, among other things, to maintain the vessels, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance.  At June 30, 2008, and from the initiation of the AIG Credit Facility, the Company was in compliance with all covenants.

Commerzbank AG

On June 2, 2008 the Company, through a subsidiary, borrowed $12.5 million from Commerzbank AG to finance part of the acquisition costs of the vessel, Caribe Maiden, whose purchase price was $23 million ("Commerzbank AG Loan"). The Commerzbank AG Loan is guaranteed by TBS International Limited.

The Commerzbank AG Loan is repayable over three years in 12 quarterly installments. Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments. Interest rate is LIBOR plus 1.5% payable quarterly in arrears.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Commerzbank AG Loan. The Commerzbank AG Loan is collateralized by the vessel, which had a net book value of $23.8 million at June 30, 2008 and assignment of freight and insurance proceeds.

The Commerzbank AG Loan contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits and the provision of financial statements on a quarterly and annual basis.  The non-financial covenants require the Company, among other things, to: maintain vessels when delivered, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At June 30, 2008, and from the initiation of the Commerzbank AG Loan, the Company was in compliance with all covenants.

Berenberg Bank

On June 19, 2008 the Company, through a subsidiary borrowed $13.0 million from Joh. Berenberg, Gossler & Co. KG, ("Berenberg Bank Loan") to finance part of the acquisition cost of the vessel, Ottawa Princess, whose purchase price was $23 million. The Berenberg Bank Loan is guaranteed by TBS International Limited.

The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of $812,500 each. Interest is LIBOR plus 1.7% payable quarterly in arrears.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Berenberg Bank Loan. The Berenberg Bank Loan is collateralized by the vessel, which had a net book value of $24.1 million at June 30, 2008 and assignment of freight and insurance proceeds.

The Berenberg Bank Loan agreement contains certain financial and non-financial covenants. The financial covenants require collateral coverage and the provision of financial statements on an annual and quarterly basis. The non-financial covenants require the Company, among other things, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At June 30, 2008, and from the initiation of the Berenberg Bank Loan, the Company was in compliance with all covenants.

Note 8 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into manage interest rate risk associated with the Company’s floating-rate borrowings. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings. The Company uses the "matched terms" accounting method as provided by Derivative implementation Group Issue G9, Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge, and the methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, to account for interest rate contracts.

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

On May 9, 2008, the Company entered into a floating-to-fixed interest rate swap agreement having a fixed interest rate, before bank margin, of 3.295% on a starting notional amount of $100.3 million. This contract combined with an existing swap contract provided a hedge for all interest payment cash flows on the amended BA Term Credit Facility of $142.5 million.

As of June 30, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $273.1 million. Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.79%.  The notional amount, for interest rate contracts having a notional amount of $203.1 million at June 30, 2008, decreases as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below:

	Asset Derivatives
(in thousands)	June 30, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other assets and deferred charges	$2,049	Other assets and deferred charges	$

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other assets and deferred charges		Other assets and deferred charges

Total assset derivatives		$2,049		$

	Liability Derivatives
(in thousands)	June 30, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	$2,917	Other liabilities	$2,897

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	649	Other liabilities	568

Total liability derivatives		$3,566		$3,465

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)

Derivatives in Statement 133 Cash Flow Hedging Relationships	June 30,2008	December 31,2007

Interest rate contracts	$(868)	$(2,897)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (in thousands)
		For the Three Months Ended June 30, 2008		For the Six Months Ended June 30, 2008
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivatives	2008	2007	2008	2007

Interest rate contracts	Interest expense	$ 11	$	$ (81)	$ (155)

The Company manages its counterparty credit risk by entering into interest rate contracts with only high-quality financial institutions located throughout the world.

No amounts were recognized in income on the ineffective portion of derivatives during the three and six months ended June 30, 2008 and 2007 respectively.  A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019 for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract. Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the consolidated statement of income.

Note 9 — Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on recurring basis at June 30, 2008, as required by SFAS 157:

		Level 1	Level 2	Level 3
Assets
	Interest rate contracts	$	$2,049	$
Liabilities
	Interest rate contracts	$	$3,566	$

Our interest rate swap contracts are traded in the over the counter market. The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Equity Transactions

Class A and Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A common shares which are listed on the NASDAQ Global Select Market under the symbol "TBSI", and Class B common shares. The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

The holders of Class A common shares can convert their Class A common shares into Class B common shares, and the holders of Class B common shares can convert their Class B common shares into Class A common shares at any time. Further, the Class B common shares will automatically convert into Class A common shares upon transfer to any person other than another holder of Class B common shares, in each case as long as the conversion will not cause the Company to become a controlled foreign corporation, as defined in the Internal Revenue Code of 1986, as amended ("Code"), or the Class A common shares cease to be regularly traded on an established securities market for purposes of Section 883 of the Code.

In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On June 30, 2008 there were 17,514,496 Class A common shares and 12,390,461 Class B common shares issued and outstanding.

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

As a result of additional shares issued in connection with our secondary public offering and through our Employee Incentive Plan shares exercisable under outstanding warrants increased by 7,845 Class A and 15,205 Class B common shares. Accordingly at June 30, 2008, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares, held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Secondary Public Offering

        On May 28, 2008, TBSI and certain of its shareholders completed the sale of 3,400,000 of the Company's Class A common shares, par value $0.01 per share for $51.00 per share. The Company issued 2,000,000 Class A common shares and existing shareholders sold 1,400,000 Class A common shares. The proceeds to the Company, after underwriting fees but prior to the deducting of offering expenses, totaled $96.4 million. The amounts shown in the accompanying "Consolidated Statement of Shareholders' Equity", as additions to additional paid-in capital, represent payments received for the issuance of shares on May 28, 2008 in excess of their par value less underwriting fees.

Treasury Stock

        In June  2008, an officer of the Company elected to receive on a net settlement basis 25,000 Class A  common shares, from a previously issued stock grant, vesting in June 2008. The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement. Under the terms of a net settlement, the Company will retain a specified number of shares to cover the recipient's estimated statutory minimum tax liability. The retained shares are held in the company's treasury ("Treasury Stock"). In the case of the officer's stock grant, 10,000 Class A common shares were retained as Treasury Stock. On June 30, 2008, there were 10,000 Treasury Stock shares held by the Company valued at $389,000.

Note 11 — Earnings Per Share

In accordance with FASB Statement No.128, Earnings per Share, the following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except number of shares and earnings per share amounts)
Numerators:
Net income	$52,641	$21,687	$98,019	$36,091

Denominators:
Basic-weighted average common shares outstanding	28,778,769	28,014,925	28,411,539	28,014,122

Weighted average restricted stock issued to employees and directors	94,626	50,029	64,897	34,173

Diluted-weighted average common shares and potential common shares outstanding	28,873,395	28,064,954	28,476,436	28,048,295

Income per common share:
Basic	$1.83	$0.77	$3.45	$1.29

Diluted	$1.82	$0.77	$3.44	$1.29

At June 30, 2008 and 2007, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares and 98,311 Class A common shares and 190,542 Class B common shares respectively, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three and six months ended June 30, 2008 and 2007, because they are issuable for nominal consideration upon exercise of the warrants.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, are being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent receivable. At June 30, 2008 and December 31, 2007, deferred rent receivable was $1.9 million and $1.1 million, respectively.

Other Leases

The Company leases three properties, two of which are used by TBSI’s service company subsidiaries Roymar Ship Management, Inc. ("Roymar") and TBS Shipping Services Inc. ("TBS Shipping") for the administration of their operations, and the third is vacant land. The main office space is rented from Joseph E. Royce, our chairman and chief executive officer, by TBS Shipping. The lease, which was to expire December 31, 2007, was renewed under the first of five one-year renewal options until December 31, 2008.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

Roymar renewed its existing lease under the first of two one-year renewal options though October 31, 2008,and rented additional space beginning July 1, 2008. The total monthly rent of $30,017 includes $4,959 rent for the additional space. The lease requires Roymar to pay additional rent for real estate tax escalations.

The Company also leases undeveloped land in the Calhoun County Navigation District, Port Comfort, Texas.  The lease, which has a term of ten years expiring December 31, 2016, provides for monthly rent of $6,000. On May 1, 2008 the lease was cancelled and no lease cancellation costs were incurred.

As of June 30, 2008 future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At June 30, 2008	Vessel Hire	Premises	Total
2008 (July 1, 2008 through December 31, 2008)	$3,864	$240	$4,104
2009	7,910		7,910
2010	5,951		5,951
2011	5,351		5,351
2012	5,366		5,366
Thereafter	5,792		5,792
	$34,234	$240	$34,474

Purchase Obligations –New Vessel Buildings

At June 30, 2008, the Company had purchase obligations totaling $122.7 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones through June 2010.  As of June 30, 2008, $122.7 million of the purchase obligation was scheduled to be paid as follows: $14.4 million in 2008, $78.8 million in 2009 and $29.5 million in 2010.  The timing of actual payments will vary based upon when the milestones are met.

Purchase Obligations – Vessel

On June 5, 2008, we signed a Memorandum of Agreement and made a deposit of $3.5 million to purchase the handymax bulk carrier Desert Explorer for $35.3 million. The vessel, which will be renamed Fox Maiden, is expected to be delivered within the next thirty days.

On June 23, 2008, we signed a Memorandum of Agreement and made a deposit of $4.4 million to purchase the handymax bulk carrier Ken Blossom for $44.0 million. The vessel, which will be renamed Tupi Maiden, is expected to be delivered within the next thirty days.

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

The Company transports cargo throughout the world, including the United States. Voyage revenue is attributed to foreign countries based on the loading port location. Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2008	2007	2008	2007

Brazil	$37,340	$17,538	$66,490	$33,623
Japan	22,554	8,826	40,756	17,145
United Arab Emirates	15,485	6,478	27,859	12,018
Peru	12,579	5,790	23,998	14,186
Chile	11,943	2,376	21,273	4,218
Korea	5,545	1,984	8,964	3,441
China	5,294	7,073	8,044	9,542
Venezuela	4,248	982	5,655	3,176
Others	8,510	4,364	17,114	4,922
Total	$123,498	$55,411	$220,153	$102,271

    One customer accounted for 15.8% of charter hire receivables at June 30, 2008. The same customer accounted for 14.8% and 16.5% of voyage and time charter revenue for the three months ended June 30, 2008 and 2007, respectively. Additionally, this customer accounted for 12.2% and 17.4% of voyage and time charter revenue for the six months ended June 30, 2008 and 2007, respectively. A different customer accounted for 13.1% of charter hire receivables at December 31, 2007.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the SEC on March 14, 2008, and other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

Ensuring the renewal and expansion of our fleet for the long term, we are building six Roymar Class 34,000 dwt multipurpose vessels with retractable tweendecks that are scheduled to be delivered in 2009 and 2010.   Given the growth of our business, we are actively pursuing opportunities to build additional Roymar Class ships in China for delivery through 2011, and we are engaged in discussions with our banks to determine the feasibility of financing their construction.

On June 5, 2008, we signed a Memorandum of Agreement and made a deposit of $3.5 million to purchase the handymax bulk carrier Desert Explorer for $35.3 million. The vessel, which will be renamed Fox Maiden, is expected to be delivered within the next thirty days.

On June 23, 2008, we signed a Memorandum of Agreement and made a deposit of $4.4 million to purchase the handymax bulk carrier Ken Blossom for $44.0 million. The vessel, which will be renamed Tupi Maiden, is expected to be delivered within the next thirty days.

General

The following is a discussion of our financial condition at June 30, 2008 and December 31, 2007 and our results of operations comparing the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies.

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

Drydocking

In the last three years, our fleet has grown from 27 to 44 vessels. These vessels must be drydocked twice during a five-year cycle. Thus, our controlled fleet of 44 vessels at June 30, 2008 would result in 88 drydockings over five years or an average of 18 vessels per year.

We strive to maintain and upgrade our vessels to the highest standards.  The vessels in our fleet have an average age of 22 years. Accordingly, we have decided to accelerate the timing of steel renewals and reinforcements on many of the vessels that were drydocked in 2007 and the first quarter 2008, as well as vessels scheduled for drydocking in 2008.  We expect that these renewals and reinforcements would have been required in the next five to ten years.

During the first quarter of 2008, one vessel that entered into drydock during the fourth quarter of 2007 continued its drydocking for 15 days and four vessels entered drydock for a total of 132 days. During the second quarter of 2008, three vessels that entered into drydock during the first quarter of 2008 continued their drydockings for 48 days and five vessels entered drydock for 144 days. Our quarterly drydock schedule of vessels anticipated to be drydocked during the second half of 2008, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Anticpated Number of vessels entering drydock during quarter	Anticipated Number of drydock days during quarter	Estimated metric tons of steel to be installed

Third Quarter 2008	4	219	600
Fourth Quarter 2008	4	231	1,110

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 70 days. Our estimates are based on current and anticipated congestion in the repair shipyards, which could be adversely affected by any unanticipated weather or congestion in the shipyard. Further, our 2008 drydock schedule is subject to change based on unanticipated commercial needs of our business.

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

Voyage revenue consists of freight charges paid to our subsidiaries for the transport of customers' cargo.  Freight rates are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, revenue tons carried and the freight rates.

Time charter revenue consists of a negotiated daily hire rate for the duration of a voyage. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Voyage expenses consist primarily of fuel, port costs, stevedoring, commissions and lashing materials, which are paid by our subsidiaries.

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control, charter hire fees we pay to owners for use of their vessels. These costs are paid by our subsidiaries.

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

Results of Operations

Comparison of the three months ended June 30, 2008 and June 30, 2007

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$128,696	82.0	$60,384	78.8	$68,312	113.1
Time charter revenue	25,258	16.1	16,122	21.0	9,136	56.7
Other revenue	2,993	1.9	155	0.2	2,838
Total revenue	156,947	100.0	76,661	100.0	80,286	104.7

Voyage expense	44,122	28.1	19,534	25.5	24,588	125.9
Vessel expense	24,315	15.5	22,941	29.9	1,374	6.0
Depreciation and amortization	16,515	10.5	8,423	11.0	8,092	96.1
General and administrative	15,296	9.8	7,663	10.0	7,633	99.6
Loss from sale of vessel			35		(35)	(100.0)
Total operating expenses	100,248	63.9	58,596	76.4	41,652	71.1
Income from operations	56,699	36.1	18,065	23.6	38,634	213.9
Other (expenses) and income
Interest expense	(3,840)	(2.5)	(2,397)	(3.1)	(1,443)	60.2
Gain on sale and insurance
recovery of vessel			6,034	7.9	(6,034)	(100.0)
Other income (expense)	(218)	(0.1)	(15)		(203)
Net income	$52,641	33.5	$21,687	28.4	$30,954	142.7

Voyage revenue

Voyage revenue increased to $128.7 million for the three months ended June 30, 2008. The increase in our voyage revenue is attributable primarily to an increase in revenue tons carried, coupled with an increase in average freight rates. The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, the freight rates, and tons carried.

Revenue tons carried increased 667,183 tons or 41.2% to 2,287,725 tons for the three months ended June 30, 2008 from 1,620,542 tons for the same period in 2007.  The increase in revenue tons carried is principally due to an increase in non-aggregate cargoes carried.

Average freight rates for the three months ended June 30, 2008, as compared to the same period in 2007, increased $18.99 per ton, or 51.0%, to $56.25 per ton from $37.26 per ton.  The increase in average freight rates is due to an upward market trend for all our major cargoes including our high-volume, low-freighted aggregates bulk cargo that we handled in 2008 as compared to 2007.  Excluding this type of bulk cargo the average freight rates would have increased $25.06 per ton or 37.6% to $91.79 per ton for the three months ended June 30, 2008 as compared to $66.73 per ton for the same period in 2007.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs also are lower resulting in comparable daily time charter equivalent rates. For the three months ended June 30, 2008, and 2007, we had contracts of affreightment, expiring through early 2009, under which we carried approximately 1,559,000 and 1,064,000 revenue tons and generated $56.0 million and $19.9 million of voyage revenue, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008	2007

Number of vessels (1)	30	22
Freight voyage days (2)	2,758	2,009
Days on hire (3)	2,825	2,043
Revenue tons carried (thousands) (4)
For all cargoes	2,288	1,621
Excluding aggregates	1,233	808
Aggregates	1,055	813
Freight Rates (5)
For all cargoes	$56.25	$37.26
Excluding aggregates	$91.79	$66.73
Daily time charter equivalent rates (6)	$31,212	$20,538

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
    Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons)
    or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per revenue ton.
(6)
Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the period divided by the number of available freight voyage days during the period.  Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Steel products	$35,235	27.4	$20,658	34.2	$14,577	70.6
Metal concentrates	23,224	18.0	7,051	11.7	16,173
Agricultural products	21,121	16.4	13,628	22.6	7,493	55.0
Aggregates	15,485	12.0	6,479	10.7	9,006	139.0
Other bulk cargo	13,041	10.1	3,463	5.7	9,578
Project cargo	6,561	5.1	224	0.4	6,337
Rolling stock	4,472	3.5	2,829	4.7	1,643	58.1
Automotive products	2,163	1.7	1,005	1.7	1,158	115.2
General cargo	5,723	4.5	1,524	2.5	4,199
Fertilizers			2,745	4.6	(2,745)	(100.0)
Other	1,671	1.3	778	1.2	893	114.8
Total voyage revenue	$128,696	100.0	$60,384	100.0	$68,312	113.1

Time charter revenue

Time charter revenue increased to $25.3 million for the three months ended June 30, 2008.  The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Time charter revenue increased because of an increase in the average charter hire rate, which increased $13,291 per day or 69.2% to $32,506 per day for the three months ended June 30, 2008 from $19,215 per day for the comparable period in 2007.  The increase in the average charter hire rate per day is primarily due to the upward trend in the overall worldwide shipping spot market rates.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 62 days or 7.4% to 777 days for the three months ended June 30, 2008, as compared to 839 days for the same period in 2007. The decrease in time charter-out days is due mainly to the reduced number of vessels available for time charter-out caused by the increased use of our controlled vessels in our established voyage business.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the three months ended June 30, 2008 and 2007 are as follows:

	Three months Ended June 30,
	2008	2007
Number of vessels (1)	9	9
Time Charter days (2)	777	839
Daily charter hire rates (3)	$32,506	$19,215
Daily time charter equivalent rates (4)	$30,563	$18,727

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the period reduced by commissions divided by the number of available time charter days during the period.  Commissions for vessels that are time chartered out for the three months ended June 30, 2008 and June 30, 2007 were $1.5 million and $0.4 million, respectively. No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and miscellaneous voyage expense.  The following table shows the change in the number of voyage days for the three months ended June 30, 2008 as compared to the same period in 2007:

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Days	Percentage

Freight voyage days	2,758	2,009	749	37.3
Time charter out days	777	839	(62)	(7.4)
Total voyage days	3,535	2,848	687	24.1

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007			Increase (Decrease)

	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2007 Expense	As a % of Revenue

Fuel expense	$19,560	44.3	12.4	$8,737	44.7	11.4	$10,823	123.9	1.0
Commission expense	7,821	17.8	5.0	2,897	14.8	3.8	4,924	170.0	1.2
Port call expense	6,714	15.2	4.3	3,840	19.7	5.0	2,874	74.8	(0.7)
Stevedore and other
cargo-related expense	4,915	11.1	3.1	3,070	15.7	4.0	1,845	60.1	(0.9)
Miscellaneous voyage
expense	2,921	6.6	1.9	990	5.1	1.3	1,931	195.1	0.6
Logistic	2,191	5.0	1.4				2,191		1.4
Voyage expense	$44,122	100.0	28.1	$19,534	100.0	25.5	$24,588	125.9	2.6

Voyage expenses increased to $44.1 million for the three months ended June 30, 2008 compared to the $19.5 million for the same period in 2007. The increase is principally attributable to an increase in fuel, commission and miscellaneous expenses.

The increase in voyage expense to 28.1% of total revenue for the three months ended June 30, 2008 as compared to 25.5% of total revenue for the same period in 2007 was primarily due to higher commissions paid to TBSI affiliates and the inclusion of costs incurred by TBS Logistics Incorporated ("Logistics").

Commission expense is based on the amount of revenue. The $4.9 million increase in commission expense for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the increase in revenue and to a smaller extent an increase in the rate of commissions paid to TBSI's Affiliates. Beginning October 1, 2007, TBSI's Affiliates were paid an additional 1.25% commission, which increased commission expense for 2008 by approximately $1.3 million.

The $10.8 million increase in fuel expense was due to an increase in the average price per metric ton or MT, and an increase in fuel consumption. For the three months ended June 30, 2008, the average price per MT increased to $570 per MT as compared to $369 per MT for the same period in 2007. Consumption increased for the three months ended June 30, 2008 to 34,326 MT from 23,655 MT for the same period in 2007. Average fuel cost per freight voyage day was $7,092 during the three months ended June 30, 2008 and $4,349 during the same period in 2007.

The $1.8 million increase in stevedore and other cargo-related expense for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a change in the mix of revenue booked under different shipping terms and increased volume of cargo requiring stevedoring. During the three months ended June 30, 2008 as compared to the same period in 2007, more port calls were made to and from the Far East resulting in higher cargo volumes. Stevedore and other cargo-related cost also increased due to a higher percentage of cargo being booked under "full liner" terms and a combination of "free-in free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading; and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The $2.9 million increase in port call expense is primarily attributable to an increase in the number of port calls, which increased to 307 port calls for the three months ended June 30, 2008 from 239 port calls during the same period in 2007. The increase is also due to a higher average cost per port call, resulting from more port calls being made at ports with higher cost structures during the three months ended June 30, 2008 as compared to the same period in 2007. To a lesser extent, the increase in the number of port days, which increased to 1,391 port days for the three months ended June 30, 2008 from 1,013 port days as compared to the same period in 2007, contributed to the increase in port call expense.

Logistics is a cargo and transport management subsidiary started during the fourth quarter of 2007.  Logisitics expense of $2.2 million for the three months ended June 30, 2008 represents the cost incurred by the subsidiary. The revenue for Logistics is included in other revenue and was $2.7 million for the three months ended June 30, 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)

	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$21,227	87.3	$12,900	56.2	$8,327	64.6
Chartered-in vessel expense	1,479	6.1	8,425	36.7	(6,946)	(82.4)
Controlled vessel expense	1,609	6.6	1,616	7.1	(7)	(0.4)
Vessel expense	$24,315	100.0	$22,941	100.0	$1,374	6.0

The increase in vessel expense for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to an increase in day rates and number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the three months ended June 30, 2008, as compared to the same period in 2007 was due to an increase in the average operating expense day rate, which increased $1,256 per day. For the three months ended June 30, 2008 the average operating expense day rate was $5,518 as compared to $4,262 per day for the same period in 2007. Average operating expense day rates increased principally due to increases in the crew and crew related costs. The increase in owned vessel expense was also due to an increase in the average number of controlled vessels, which increased to an average of 42 vessels during the three months ended June 30, 2008, as compared to an average of 33 vessels for the same period in 2007.  Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the second quarter of 2008, vessel days increased 820 days to 3,847 days from 3,027 days for the comparable period in 2007.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option.  The $6.9 million decrease in chartered-in vessel expense for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily due to a decrease in vessel days. The charter-in of vessels decreased 240 vessel days to 49 days for the three months ended June 30, 2008 as compared to 289 days for the same period in 2007.  The average charter-in rate per day increased $1,025 per day to $30,179 per day for the three months ended June 30, 2008 from $29,154 per day for the same period in 2007.

Controlled vessel expense consists of charter-in hire costs for vessels under charter agreements that contain a purchase option.  During the three months ended June 30, 2008 and 2007, we incurred charter-in hire costs of $1.6 million under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $8.1 million increase in depreciation and amortization expense was due to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet. The average cost of vessels acquired in 2008 increased 27% over the average costs of vessels acquired in 2007. The average number of vessels in our fleet for the three months ended June 30, 2008 was 42 as compared to 33 vessels for the same period in 2007.

General and administrative expense

General and administrative expense increased primarily due to an increase in salary and related expenses of $4.9 million, which increased because of higher bonus accrual, and to a smaller extent higher staff levels and higher stock-based compensation costs.  We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the three months ended June 30, 2008, we accrued bonuses to our officers and employees of $3.8 million as compared to $1.2 million for the same period in 2007. We anticipate that stock-based compensation costs will increase by approximately $1.9 million in 2008 because of equity grants made during 2007.

Income from operations

The $38.6 million increase in income from operations for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was mainly attributable to an increase in revenue resulting from increased freight rates and cargo volumes.  The increase in revenue was partially offset by an increase in voyage expense, particularly fuel and commission expense, as well as vessel expense, depreciation and general and administrative expenses. For the same reasons, our operating margin increased to 36.1% for the three months ended June 30, 2008 from 23.6% for the same period in 2007.

Interest expense

Interest expense increased $1.4 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, principally due to higher debt levels and higher fees partially offset by lower borrowing costs. For the three months ended June 30, 2008, our debt levels averaged $295.0 million as compared to $102.1 million during the same period in 2007.  Debt levels increased to fund recent vessel acquisitions. We also replaced our higher borrowing cost debt, specifically the capital lease obligation, with lower borrowing cost debt.  At June 30, 2008, we fixed approximately $203.1 million of debt at an average rate of 3.79% before bank margins. Accordingly, our average effective interest rate decreased to approximately 5.2% during the second quarter of 2008 as compared to approximately 8.5% during the same period in 2007.

Comparison of the six months ended June 30, 2008 and June 30, 2007

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$226,856	78.6	$112,323	76.4	$114,533	102.0
Time charter revenue	57,984	20.1	34,190	23.3	23,794	69.6
Other revenue	3,683	1.3	474	0.3	3,209
Total revenue	288,523	100.0	146,987	100.0	141,536	96.3

Voyage expense	76,540	26.5	38,715	26.3	37,825	97.7
Vessel expense	47,749	16.5	40,498	27.6	7,251	17.9
Depreciation and amortization	30,008	10.4	16,837	11.5	13,171	78.2
General and administrative	27,063	9.4	14,843	10.1	12,220	82.3
Loss from sale of vessel			814	0.6	(814)	(100.0)
Total operating expenses	181,360	62.8	111,707	76.1	69,653	62.4
Income from operations	107,163	37.2	35,280	23.9	71,883	203.8
Other (expenses) and income
Interest expense	(7,277)	(2.5)	(5,169)	(3.5)	(2,108)	40.8
Loss on extinguishment of debt	(2,318)	(0.8)			(2,318)
Gain on sale and insurance			6,034	4.1	(6,034)	(100.0)
recovery of vessel
Other income (expense)	451	0.2	(54)		505
Net income	$98,019	34.1	$36,091	24.5	$61,928	171.6

Voyage revenue

The increase in our voyage revenue for the six months ended June 30, 2008, as compared to the comparable period in 2007, was due to an increase in revenue tons carried, coupled with an increase in average freight rates.  As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates and tons carried.

Revenue tons carried for the six months ended June 30, 2008 as compared to the comparable period in 2007, increased 1,209,045 tons or 38.7% to 4,331,677 tons for the six months ended June 30, 2008 from 3,122,632 tons for the same period in 2007.

Freight rates for the six months ended June 30, 2008 as compared to the comparable period in 2007, increased $16.40 per ton or 45.6% to $52.37 per ton in the first half of 2008 from $35.97 per ton for the same period of 2007.  To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. For the six months ended June 30, 2008, and 2007, we had contracts of affreightment, expiring through early 2009, under  which we carried approximately 3,060,000 and 2,088,000 revenue tons and generated $96.1 million and $39.4 million of voyage revenue, respectively.  During the first six months of 2008 demand for dry bulk ocean shipping increased significantly due largely to the expansion of economies in East Asia, especially China.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo.  Excluding this type of bulk cargo, of which we carried 2,104,452 tons and 1,474,065 tons for the six months ended June 30, 2008 and 2007, respectively, average freight rates would have been $89.35 per ton and $60.84 per ton for the six months ended June 30, 2008 and 2007, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007

Number of vessels (1)	28	22
Freight voyage days (2)	5,133	3,907
Days on hire (3)	5,301	3,955
Revenue tons carried (thousands) (4)
For all cargoes	4,332	3,123
Excluding aggregates	2,227	1,649
Aggregates	2,105	1,474
Freight Rates (5)
For all cargoes	$52.37	$35.97
Excluding aggregates	$89.35	$60.84
Daily time charter equivalent rates (6)	$29,866	$19,213

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons)
or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)	Weighted average freight rates measured in dollars per revenue ton.
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

The following table shows revenues attributed to our principal cargoes:

	Six Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)

Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Steel products	$63,170	27.8	$36,637	32.6	$26,533	72.4
Metal concentrates	43,598	19.2	16,253	14.5	27,345	168.2
Agricultural products	35,053	15.5	21,712	19.3	13,341	61.4
Aggregates	27,859	12.3	12,018	10.7	15,841	131.8
Other bulk cargo	22,504	9.9	7,653	6.8	14,851	194.1
Project cargo	11,593	5.1	1,794	1.6	9,799
Rolling stock	8,053	3.6	5,749	5.1	2,304	40.1
Automotive products	4,483	2.0	1,973	1.8	2,510	127.2
General cargo	7,520	3.3	2,382	2.1	5,138
Fertilizers			4,290	3.8	(4,290)	(100.0)
Other	3,023	1.3	1,862	1.7	1,161	62.4
Total voyage revenue	$226,856	100.0	$112,323	100.0	$114,533	102.0

Time charter revenue

Time charter revenue increased to $58.0 million for the six months ended June 30, 2008 from $34.2 million for the comparable period in 2007. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The increase in time charter revenue was due to a rise in the average charter hire rate, which increased $13,435 per day to $32,088 for the six months ended June 30, 2008 from $18,653 for the comparable period in 2007.  This increase is primarily due to the current strength in the overall worldwide shipping markets.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 26 days to 1,807 for the six months ended June 30, 2008 compared to 1,833 days for the same period in 2007.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the six months ended June 30, 2008 and 2007 are as follows:

	Six months ended June 30,
	2008	2007

Average number of vessels (1)	10	10
Time Charter days (2)	1,807	1,833
Daily charter hire rates (3)	$32,088	$18,653
Daily time charter equivalent rates (4)	$30,437	$17,858

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the period reduced by commissions divided by the number of available time charter days during the period.  Commissions for vessels that are time chartered out for the six months ended June 30, 2008 and June 30, 2007 were $3.0 million and $1.5 million, respectively. No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of freight voyage days is a significant determinant of bunker fuel costs, voyage expense and commissions.  The following table shows the change in the number and composition of voyage days for the six months ended June 30, 2008 as compared to the same period in 2007.

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Days	Percentage

Freight voyage days	5,133	3,907	1,226	31.4
Time charter out days	1,807	1,833	(26)	(1.4)
Total voyage days	6,940	5,740	1,200	20.9

The principal components of voyage expense were as follows:

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007			Increase (Decrease)

	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2007 Expense	As a % of Revenue

Fuel expense	$34,363	44.8	11.9	$16,934	43.7	11.4	$17,429	102.9	0.5
Commission expense	14,817	19.4	5.1	6,018	15.6	4.1	8,799	146.2	1.0
Port call expense	12,027	15.7	4.2	7,599	19.6	5.2	4,428	58.3	(1.0)
Stevedore and other
cargo-related expense	8,539	11.2	3.0	5,101	13.2	3.5	3,438	67.4	(0.5)
Miscellaneous voyage
expense	4,103	5.4	1.4	3,063	7.9	2.1	1,040	34.0	(0.7)
Logistic	2,691	3.5	0.9				2,691		0.9
Voyage expense	$76,540	100.0	26.5	$38,715	100.0	26.3	$37,825	97.7	0.2

Voyage expense increased 97.7% for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in voyage expense is primarily attributable to the increase in fuel expenses and higher commissions paid to TBSI Affiliates.

The increase in fuel expense was due to an increase in the average price per metric ton or MT, and an increase in consumption. Average price per MT increased to $563 per MT for the six months ended June 30, 2008 as compared to $346 per MT for the same period in 2007. For the six months ended June 30, 2008, consumption increased to 61,067 MT from 48,886 MT for the same period in 2007 due to an increase in our fleet. Average fuel cost per freight voyage day was $6,694 during the six months ended June 30, 2008 and $4,334 during the same period in 2007.

The increase in commission expense for the six months ended June 30, 2008 as compared to the same period in 2007 was due to the increase in revenue and an increase in the rate of commissions paid to TBS affiliates. Beginning October 1, 2007, TBS affiliates were paid an additional 1.25% commission, which increased commission expense for 2008 by approximately $2.2 million.

 The $3.4 million increase in stevedore and other cargo-related expense for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to a change in the mix of revenue booked under different shipping terms and increased cargo volume of cargo requiring stevedoring. During the six months ended June 30, 2008 as compared to the same period in 2007, more port calls were made to and from the Far East resulting in higher cargo volumes. Stevedore and other cargo-related cost also increased due to a higher percentage of cargo being booked under "full liner" terms and a combination of "free-in free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms, which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading; and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The $4.4 million increase in port call expense is primarily attributable to an increase in the number of port calls, which increased to 555 port calls for the six months ended June 30, 2008 from 422 port calls during the same period in 2007. The increase is also due to a higher average cost per port call, resulting from more port calls being made at ports with higher cost structures during the six months ended June 30, 2008 as compared to the same period in 2007. To a lesser extent, the increase in the number of port days, which increased to 2,537 port days for the six months ended June 30, 2008 from 1,957 port days as compared to the same period in 2007, contributed to the increase in port call expense.

Logistics is a cargo and transport management subsidiary started during the fourth quarter of 2007.  Logisitics expense of $2.7 million for the six months ended June 30, 2008 represents the cost incurred by the subsidiary. The revenue for Logistics is included in other revenue and was $3.2 million for the six months ended June 30, 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we control.  The following table sets forth the basic components of vessel expense:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		Increase (Decrease)

	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$38,040	79.7	$26,263	64.9	$11,777	44.8
Chartered-in vessel expense	6,607	13.8	11,436	28.1	(4,829)	(42.2)
Controlled vessel expense	3,102	6.5	2,675	6.7	427	16.0
Space charter expense			124	0.3	(124)	(100.0)
Vessel expense	$47,749	100.0	$40,498	100.0	$7,251	17.9

Vessel expense for the six months ended June 30, 2008 as compared to the same period in 2007, increased $7.3 million.  Specific expense categories varied due to a change in the composition of our fleet.  For the six months ended June 30, 2008, our fleet averaged 40 owned vessels as compared to an average of 34 owned vessels for the same period in 2007.

The increase in owned vessel expense for the six months ended June 30, 2008, as compared to the same period in 2007 was primarily due to an increase in the average operating expense day rate, which increased $851 per day.  For the six months ended June 30, 2008, the average operating expense day rate was $5,178 as compared to $4,324 per day for the same period in 2007. Average operating expense day rates increased principally due to increases in the crew and crew related costs and communication costs. The increase in owned vessel expense was also due to an increase in the average number of controlled vessels, which increased to an average of 40 vessels during the six months ended June 30, 2008, as compared to an average of 34 vessels for the same period in 2007. Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the six months ended June 30, 2008, vessel days increased 1,278 days to 7,347 days from 6,069 days for the comparable period in 2007.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option. The 42.2% decrease in chartered-in vessel expenses for the six months ended June 30, 2008 as compared to the same period in 2007 resulted from a decrease in vessel days and charter-in rates. The average charter-in rate per day decreased $3,469 per day, or 13.1%, to $22,942 per day for the six months ended June 30, 2008 from $26,411 per day for the same period in 2007. Chartered-in vessel days decreased by 145 vessel days to 288 days for the six months ended June 30, 2008 as compared to 433 days for the same period in 2007.

Controlled vessel expense consists of charter-in hire costs for vessels under charter agreements that contain a purchase option.  During the six months ended June 30, 2008, we incurred charter hire-in costs of $3.1 million compared to $2.7 million for the same period ended June 30, 2007 under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $13.2 million increase in depreciation and amortization expense is attributable to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet. The average cost of vessels acquired in 2008 increased 27% over the average costs of vessels acquired in 2007. The growth of our owned/controlled fleet increased to an average number of 40 vessels for the six months ended June 30, 2008 as compared to 34 vessels for the six months ended June 30, 2007.

General and administrative expense

General and administrative expense increased $12.2 million primarily due to a $9.7 million increase in salary and related expenses. which increased because of higher bonus accruals, and to a smaller extent, higher staff levels and higher stock-based compensation costs.  We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the six months ended June 30, 2008, we accrued bonuses to our officers and employees of $7.7 million as compared to $2.1 million for the same period in 2007. We anticipate that stock-based compensation costs will increase by approximately $3.8 million in 2008 because of equity grants made during 2007.

Loss on sale of vessel

On March 13, 2007, we sold the vessel Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

Income from operations

The $71.9 million increase in income from operations for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was mainly attributable to an increase in revenue resulting from increased freight rates and cargo volumes.  The increase in revenue was offset by an increase in voyage expense, particularly fuel and commission expense, as well as vessel expense, depreciation and general and administrative expenses. For the same reasons, our operating margin increased to 37.2% for the six months ended June 30, 2008 from 23.9% for the same period in 2007.

Interest expense

Interest expense increased $2.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 principally due to higher debt levels, higher fees and higher amortization of financing costs.  For the six months ended June 30, 2008, our debt levels averaged $282.8 million as compared to $102.9 million during the same period in 2007.  Debt levels increased to fund recent vessel acquisitions. We also replaced our higher borrowing cost debt, specifically the capital lease obligation, with lower borrowing cost debt.  At June 30, 2008, we fixed approximately $203.1 million of debt at an average rate of 3.79% before bank margins. Accordingly, our average effective interest rate decreased to approximately 5.1% during the first six months of 2008 as compared to approximately 9.2% during the same period in 2007.

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

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at June 30, 2008 was $51.5 million ($51.0 million net of allowance for doubtful accounts) and at December 31, 2007 was $30.5 million ($30.1 million net of allowance for doubtful accounts). The increase in receivables was principally due to higher revenue volume and the timing of payments received on voyages loading near the end of the period.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount. At June 30, 2008, our reserve totaled $0.5 million, which was approximately the same as the reserve at December 31, 2007.

Fuel and Other Inventories

Fuel and other inventories increased $7.6 million to $18.7 million at June 30, 2008 from the December 31, 2007 balance of $11.1 million. Approximately $6.7 million or 87.0% of the increase in fuel inventory at June 30, 2008 as compared to December 31, 2007 was due to an increase in average fuel prices. At June 30, 2008, the combined average price for industrial fuel oil/marine diesel oil ("IFO/MDO") increased to $703 per metric ton from a combined average price of $537 per metric ton at December 31, 2007. There was also a $3.3 million increase due to higher quantities of fuel on board the vessels at June 30, 2008 as compared to December 31, 2007. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels having fuel inventory.  The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement. Vessels having fuel included in inventory increased to 35 vessels as of June 30, 2008 as compared to 24 vessels as of December 31, 2007. There was also an increase of $0.7 million in lubricating oil on board the vessels at June 30, 2008, which results principally from the timing of deliveries to the vessels.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets at June 30, 2008 decreased $1.8 million from the December 31, 2007 balance. The decrease is primarily due to the collection of a $1.6 million claim involving the Savannah Belle.

Other Commitments

Our contractual obligations as of June 30, 2008 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$351,358	$83,736	$161,954	$74,538	$31,130
Estimated variable interest payments (2)	44,491	14,977	18,666	6,754	4,094
Operating Lease obligations (3)	33,730	7,753	11,860	10,746	3,371
Other Purchase obligations (4) (5) (6)	194,100	135,400	58,700
Total contractual cash obligations	$623,679	$241,866	$251,180	$92,038	$38,595

(1)
As of June 30, 2008, we had $351.4 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $37.8 million under the $40.0 million credit facility with Credit Suisse, $70.1 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $35.0 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $133.0 million under the $142.5 term loan with Bank of America, $12.5 million under the $12.5 million credit facility with Commerzbank AG, $13.0 million under the $13.0 million credit facility with Berenberg Bank and $50.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.  The above schedule does not reflect future advances of $100.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.

(2)
Amounts for all periods represent our estimated future interest payments on debt facilities outstanding at June 30, 2008 based on an estimated annual interest rate of 5% which approximates interest rates at June 30, 2008.

(3)	Operating lease obligations include obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and our office leases.

(4)
On June 5, 2008, we entered into a memorandum of agreement to purchase the Desert Explorer (to be renamed Fox Maiden) for $35.3 million.  We paid a deposit of $3.5 million on June 5, 2008 and the balance of $31.8 million is to be paid upon delivery during the third quarter of 2008.  On June 23, 2008, we entered into a memorandum of agreement to purchase the Ken Blossom (to be renamed Tupi Maiden) for $44.0 million.  We paid a deposit of $4.4 million on June 24, 2008 and the balance of $39.6 million is to be paid upon delivery within the next thirty days.

(5)	We had outstanding purchase obligations at June 30, 2008 to build and purchase six new vessels as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years

Argyle Maritime Corp.	NYHS200720	$14,400	$14,400	$
Caton Maritime Corp.	NYHS200721	21,400	14,000		7,400
Dorchester Maritime Corp.	NYHS200722	21,400	14,000		7,400
Longwoods Maritime Corp.	NYHS200723	21,400	7,000		14,400
McHenry Maritime Corp.	NYHS200724	21,400	7,000		14,400
Sunswyck Maritime Corp.	NYHS200725	21,400	7,000		14,400
	Total	$121,400	$63,400		$58,000

    Approximately $100.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.

(6)
In connection with the new building program, we entered into a contract for the supervision and inspection of vessels under construction.  As of June 30, 2008, commitments under the contract were $1.3 million, with $0.6 million due within one year and $0.7 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, long-term bank borrowings and the issuance of common shares. Our principal uses of funds are capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, working capital requirements and principal repayments on outstanding loan facilities and capital lease obligations.

Financing Activities 2008

During 2008, we increased our working capital by the following activities:

•	In June, we received $ 95.6 million in net proceeds from the issuance of Class A common shares in our secondary public offering;

•
In March, we amended and restated our existing Bank of America Credit Facility.  In connection with the amendment, we increased the term loan facility to $142.5 million and the revolving credit facility to $125.0 million.  We borrowed $142.5 million under the term loan credit facility to repay the existing credit facility and pay closing costs and fees. After the repayment of principal, interest and fees, the remaining amount of $18.9 million was used for general corporate purposes.  At June 30, 2008, we had no borrowings outstanding under the revolving credit facility;

•
We borrowed an additional $15.0 million during this quarter under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks;

•
In February, we borrowed the remaining $20.0 million available under the Credit Suisse credit facility. The proceeds of this loan together with available working capital were used to purchase the vessel, Oneida Princess;

•	We borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. to replenish operating funds used to purchase the Mohave Maiden, Zuni Princess and Hopi Princess;

•
In January, we borrowed $75.0 million, under a syndicated credited facility with DVB Group Merchant Bank (Asia) Ltd. The funds were used to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes;

•	In June, we borrowed $12.5 million from Commerzbank AG. The proceeds of this loan together with working capital were used to purchase the vessel, Caribe Maiden; and

•	Also in June, we borrowed $13.0 million from Berenberg Bank. The proceeds of this loan together with working capital were used to purchase the vessel, Ottawa Princess.

Investing Activities 2008

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Six Months Ended June 30,
	2008	2007
	(in millions)

Vessels purchased	$213.6	$17.00
Take over costs	6.4	0.4
Construction in progress	38.4	43.4
Deferred drydocking costs	8.8	11.0
Vessels improvements and vessel equipment	10.9	7.7
Other fixed asset additions	3.9	1.9
Sub total	282.0	81.4
Less Vessel deposits paid in prior years	(14.8)	(1.7)
Total Vessel acquisitions / capital improvement	$267.2	$79.7

•
We acquired eight vessels that were delivered during the first six months of 2008 for a total purchase price of $213.6 million, including $14.8 million in deposits paid in 2007.  In connection with these vessels and others that we recently acquired, we incurred takeover costs of $6.4 million.  We used cash from borrowings and operations to fund the acquisitions;

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks we made payments to the ship building yard and incurred capitalized costs totaling $38.4 million. These ships were designed by a TBS team drawn from all phases of our operations specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  Two of the vessels are scheduled for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow;

•	During the six months ended June 30, 2008 we drydocked ten vessels for a total cost of $8.8 million, including four vessels that were drydocked for the first time for a cost of $2.0 million; and

•
We made deposits totaling $7.9 million for the Fox Maiden (formerly the Desert Explorer), and the Tupi Maiden (formerly the Ken Blossom) which are scheduled to be delivered within the next thirty days.

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

Financing Activities 2007

During the first six months of 2007, we had the following financing activities:

•	We made debt repayments totaling $96.0 million, consisting of $10.6 million in scheduled debt principal payments and $85.4 million in pay downs of the Bank of America revolving credit facility;

•
We received proceeds on debt of $71.0 million, consisting of $5.0 million added to the Bank of America term credit facility, $30.0 million from The Royal Bank of Scotland credit facility funding the new vessel building program and $36.0 million of additional draw downs against the revolving credit facility with Bank of America;

•	We paid $ $3.9 million in deferred financing costs related to The Royal Bank of Scotland credit facility funding the new vessel building program; and

•	Paid 2.0 million towards obligations under capital leases.

Investing Activities 2007

During the six months ended June 30, 2007 net cash used for investing activity was $20.8 million as follows:

•
We received  $61.8 million consisting of proceeds on the sale of the Maya Princess ($7.3 million), the sale-leaseback of the Seminole Princess and Laguna Belle ($45.0 million ), and on the casualty and sale of the Huron Maiden ($9.7 million);

•
Our vessel acquisition and capital improvements totaled $79.7 million, which consisted of vessel construction in progress ($43.4 million excluding deferred financing costs incurred), a vessel acquisition ($17.0 million less deposit of $1.7 million made in 2006 for the vessel,  Nanticoke Belle), capital improvements and drydockings ($19.1 million) and the purchase of other assets of $1.9 million;

•	We made a deposit of $2.9 million on the vessel Yakima, which was renamed the Yakima Princes;

•	We made an additional loan to GMT Shipping Line Ltd of $0.2 million; and

•	We received a return of investment of $0.2 million because the initial public offering of Dangote Sugar ptl was oversubscribed.

Dividend Policy

We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future.  The provisions of some of our debt instruments and related loan agreements prevent some of our subsidiaries from paying dividends to TBSI, which may restrict our ability to pay dividends on our common shares.  The timing and amount of future cash dividends, if any, would be determined by our board of directors and would depend upon our earnings, financial condition, cash requirements and obligations to lenders at the time.

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

Summary of Critical Accounting Policies

The Company's discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We believe that there have been no material changes in our critical accounting policies from those disclosed in our Form 10-K filed with the SEC on March 14, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards ("SFAS") No.162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No.154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on TBSI's financial statements.

           In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in Statement No.133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161, (refer to Note 8 - Derivative Financial Instruments for adopted disclosures).

In December 2007, the FASB issued SFAS Statement No.160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS Statement No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases ("SFAS 13") and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilites for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and indefinite lived intangible assets measured at fair value for impairment testing.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments - interest rate swaps, to effectively convert floating rate debt to fixed rate debt. All derivative contracts are for non-trading purposes and are entered into with major reputable financial institutions thereby minimizing counterparty risk.

At June 30, 2008 we had $351.4 million of floating debt outstanding.  In order to hedge our interest rate risk we entered into interest rate swap contracts that hedged approximately 77.7% of our outstanding debt at June 30, 2008. We had interest rate swap contracts to pay an average fixed rate of 3.79% before loan margin and receive a floating rate of interest on the notional amount of $273.1 million. At June 30, 2008, the fair value of interest rate swap agreements was $2.1 million in total asset derivatives and $3.6 million in total liability derivatives. Interest loan margins over LIBOR at June 30, 2008 ranged from 1.05% to 2.5%.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income and cash flows for the three months and six months ending June 30, 2008 by approximately $0.4 million and $0.7 million, respectively, based upon our  net debt level at June 30, 2008, which was $148.3 million after deducting $203.1 million of debt hedged with interest rate swaps.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 8.8% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At June 30, 2008, approximately 14.6% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. During the three months ended June 30, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

We believe that there have not been any material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2008. Thus, the risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information included in our Form 10-K should be carefully considered prior to making an investment decision with respect to the Company’s stock. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual General Meeting of Shareholders on June 17, 2008. At the Annual General Meeting, the shareholders: (1) re-elected directors James W. Bayley, John P. Cahill, Randee E. Day, William P. Harrington, Gregg L. McNelis, Joseph E. Royce, Peter S. Shaerf and Alexander Smigelski as directors of the Company; (2) reappointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2009 Annual General Meeting of Shareholders and authorized the Board of Directors, acting through the Audit Committee, to set their fees; (3) adopted amendments to the Company's  Bye-Laws to authorize the Company to hold treasury shares; and (4) adopted amendments to the Company's Bye-Laws regarding use of the Company seal, electronic delivery of communications and remote participation in meetings, and changes in the Company's required officers and their titles..

The following table sets forth the votes cast at the Annual General Meeting of Shareholders on June 17, 2008, with respect to each of the matters described above. Votes below reflect the votes cast by holders of Class A common shares, which are entitled to one vote for each share, and holders of Class B common shares that are entitle to one-half of a vote for each share.

MATTER	FOR	AGAINST	ABSTAIN
Re-election of James W. Bayley	19,660,026	326,009	29,430
Re-election of John P. Cahill	19,892,548	93,989	28,929
Re-election of Randee E. Day	19,890,433	96,197	28,835
Re-election of William P. Harrington	19,892,938	93,802	28,726
Re-election of Gregg L. McNelis	19,729,701	256,334	29,430
Re-election of Joseph E. Royce	19,742,766	243,269	29,430
Re-election of Peter S. Shaerf	19,890,196	96,404	28,866
Re-election of Alexander Smigelski	19,890,946	95,304	29,215
Reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the 2009 Annual General Meeting.	19,911,976	70,992	32,498
Amendment of the Company's Bye-Laws to authorize the Company to hold treasury stock.	19,915,302	70,819	29,344
Amendment of the Company's Bye-Laws relating to use of the Company seal; electronic delivery of communications and remote participation in meetings, and changes in the Company's required officers and their titles.	19,935,984	52,363	27,118

Item 5.  Other Information

None.

Item 6. Exhibits

3.1*	Memorandum of Association Memorandum of Increase of Share Capital

3.2*	Bye-laws

31.1*	Certification of the Chief Executive Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of the Chief Accounting Officer pursuant to rules 13a-15(a) and 15d-15(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Loan Agreement dated June 19, 2008 by and among Grainger Maritime Corp. and Joh. Berenberg, Gossler & Co. KG

99.2*	Loan Agreement dated May 28, 2008 by and among. Dyker Maritime Corp. and Commerzbank AG

________

*	Filed herewith.

**
Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7 th day of August 2008.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Controller, Chief Accounting Officer