Form 10-Q
period 2008-09-30
TBS INTERNATIONAL LTD
filed 2008-11-07
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or
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

As of November 7, 2008, the registrant had outstanding 17,504,496 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED
2008 FORM 10-Q

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$89,981	$30,498
Charter hire receivable, net of allowance of $500 in 2008
and $490 in 2007	56,792	30,081
Fuel and other inventories	17,996	11,123
Prepaid expenses and other current assets	9,864	7,742
Advances to affiliates	3,622	918
Total current assets	178,255	80,362
Deposit for vessel purchase	4,120	14,836
Fixed assets, net	774,372	444,082
Goodwill	8,426	8,426
Other assets and deferred charges	17,289	11,407

Total assets	$982,462	$559,113

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$83,236	$22,699
Accounts payable	11,164	11,723
Accrued expenses	45,273	36,713
Voyages in progress	11,397	7,016
Advances from affiliates	179	467
Total current liabilities	151,249	78,618

Debt, long-term portion	252,293	157,467
Other liabilities	4,087	3,465
Total liabilities	407,629	239,550

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000
authorized, 17,514,496 shares issued and 17,504,496 shares outstanding in 2008 and 14,350,996 shares issued and outstanding in 2007	175	143
Common shares, Class B, $.01 par value, 30,000,000
authorized, 12,390,461 shares issued and outstanding in 2008 and 13,404,461 shares issued and outstanding in 2007	124	134
Warrants	21	21
Additional paid-in capital	186,196	88,530
Accumulated other comprehensive (loss)	(2,088)	(2,897)
Retained earnings	390,794	233,632
Less: Treasury stock (10,000 shares)	(389)
Total shareholders' equity	574,833	319,563
Total liabilities and shareholders' equity	$982,462	$559,113

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Voyage revenue	$161,397	$70,873	$388,253	$183,196
Time charter revenue	19,308	20,557	77,292	54,748
Logistics revenue	2,045		5,288
Other revenue	572	140	1,012	614
Total revenue	183,322	91,570	471,845	238,558
Operating expenses
Voyage	52,882	22,942	126,731	61,657
Logistics	1,726		4,417
Vessel	30,759	22,192	78,508	62,690
Depreciation and amortization of vessels
and other fixed assets	19,980	9,032	49,988	25,869
General and administrative	14,121	7,960	41,184	22,804
Loss from sale of vessel				814
Total operating expenses	119,468	62,126	300,828	173,834
Income from operations	63,854	29,444	171,017	64,724
Other (expenses) and income
Interest expense	(5,041)	(2,603)	(12,318)	(7,772)
Loss on extinguishment of debt			(2,318)
Gain on sale and insurance recovery of vessel				6,034
Interest and other income (expense)	330	162	781	109
Total other (expenses) and income, net	(4,711)	(2,441)	(13,855)	(1,629)

Net income	$59,143	$27,003	$157,162	$63,095

Earnings per share
Net income per common share
Basic	$1.96	$0.96	$5.42	$2.25
Diluted	$1.96	$0.96	$5.41	$2.25
Weighted average common shares outstanding
Basic	30,104,863	28,044,310	28,980,101	28,024,295
Diluted	30,145,204	28,081,678	29,036,752	28,059,545

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$157,162	$63,095
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale and insurance recovery of vessel		(6,034)
Loss on sale of vessel		814
Depreciation and amortization	49,988	25,869
Loss on change in value of interest swap contract	234	432
Amortization and write-off of deferred financing costs	3,342	792
Non cash stock based compensation	1,949	261
Drydocking expenditures	(9,138)	(2,919)
(Income) loss in joint venture	(226)	288
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(26,711)	407
(Increase) in fuel and other inventories	(6,873)	(2,669)
(Increase) decrease in prepaid expenses and other current assets	(2,122)	1,100
(Increase) in other assets and deferred charges	(3,973)	(819)
Increase (decrease) in accounts payable	(559)	(189)
Increase (decrease) in accrued expenses	8,171	(689)
Increase in voyages in progress	4,381	1,105
(Decrease) in advances from/to affiliates, net	(2,993)	(694)
Net cash provided by operating activities	172,632	80,150
Cash flows from investing activities

Proceeds on sale of vessels		62,014
Vessel acquisitions / capital improvement costs	(356,304)	(107,554)
Deposit for vessel purchases	(4,120)	(10,070)
Return of investment in security		160
Investment in government securities		(250)
Return of dividend from joint venture	100
Repayment (loans) made to joint venture	760	(360)
Net cash (used) by investing activities	(359,564)	(56,060)
Cash flows from financing activities
Proceeds from issuance of shares in secondary public offering ,
net of offering costs	95,739
Repayment of debt principal	(162,636)	(101,338)
Proceeds from debt	318,000	126,000
Payment of deferred financing costs	(4,688)	(3,933)
Reduction of obligations under capital leases		(3,020)
Net cash provided by (used in) financing activities	246,415	17,709

Net increase (decrease) in cash and cash equivalents	59,483	41,799
Cash and cash equivalents beginning of period	30,498	12,007
Cash and cash equivalents end of period	89,981	$53,806
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10,207	$6,298

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

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

										Accumulated
										Other Com-
								Additional		prehensive
	Common Shares		Treasury Stocks			Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2007	27,755,457	$277		$		288,853	$21	$88,530	$233,632	$(2,897)	$319,563
Net income									157,162		157,162
Unrealized gain on cash flow hedges										809	809
Comprehensive income											157,971
Stock based compensation	149,500	2						1,947			1,949
Secondary public offering,
net of expenses	2,000,000	20						95,719			95,739
Increase in Warrants due to
anti-dilutive provisions						23,050
Reacquired stock			10,000		(389)						(389)

Balance at September 30, 2008	29,904,957	$299	10,000		$(389)	311,903	$21	$186,196	$390,794	$(2,088)	$574,833

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBSI") and its subsidiaries (the "Company, "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and vessel chartering services. TBS Logistics Incorporated ("Logistics") is a wholly owned subsidiary that provides fully-integrated cargo and transport management services. Logistics augments our ocean transportation services. Substantially all related corporations of TBSI are foreign corporations and conduct their business operations worldwide. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company's consolidated statements of cash flows for the nine months ended September 30, 2007 have been revised to change the classification of drydocking expenditures from net cash used by investing activities to net cash flows provided by operating activities. The revision decreased net cash provided by operating activities by $2.9 million.

To conform to the 2008 presentation, we reclassified 2007 despatch expenses, which were included in voyage expense, to voyage revenue. This reclassifications did not impact net income.

Note 2 — New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3") which clarifies the application of FASB Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. FSP-157-3 did not have a material impact on TBSI's financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation ("FIN") 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires additional disclosures by sellers of credit derivatives within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and hybrid instruments that have embedded credit derivatives. The FSP also amends FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment /performance risk of a guarantee. Further, this FSP clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The FSP is effective for fiscal years and interim periods ending after November 15, 2008. We are currently evaluating the FSP and at this time we do not believe it will have a significant impact on the Company's financial statements.

           In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on TBSI's financial statements.

           In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161 (refer to Note 8 - Derivative Financial Instruments for adopted disclosures).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin)  No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

Note 3 — Fuel and Other Inventories

      Fuel and other inventories consist of the following (in thousands):

	September 30,	December 31,
Description	2008	2007

Fuel	$13,383	$7,703
Lubricating oil	4,050	$2,770
Other	563	$650
TOTAL	$17,996	$11,123

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

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	September 30,2008	December 31, 2007

Vessels	$657,301	$364,239
Vessel improvements and other equipment	124,338	91,182
Deferred drydocking costs	23,128	13,990
Vessel construction in process	102,863	62,835
Other fixed assets	18,407	13,513
	926,037	545,759
Less accumulated depreciation and amortization	(151,665)	(101,677)
	$774,372	$444,082

During the nine months ended September 30, 2008, the Company took delivery of the following ten vessels:

New	Former			Purchase
Vessel Name	Vessel Name	Delivery Date	Vessel Type	Price
				(in thousands)
Zuni Princess	Ypermachos	January 29, 2008	Bulk carrier	$25,960
Oneida Princess	Gebe Oldendorff	February 11, 2008	Bulk carrier	32,320
Hopi Princess	African Sanderling	February 15, 2008	Multipurpose tweendecker	18,185
Mohave Maiden	Diasozousa	February 19, 2008	Bulk carrier	26,013
Caribe Maiden	Frijsenborg	March 11, 2008	Multipurpose tweendecker	23,230
Ottawa Princess	Wedellsborg	March 25, 2008	Multipurpose tweendecker	23,230
Canarsie Princess	Athinoula	June 17, 2008	Bulk carrier	30,603
Houma Belle	North Star	June 18, 2008	Bulk carrier	34,021
Tupi Maiden	Ken Blossom	August 11, 2008	Bulk carrier	44,000
Fox Maiden	Desert Explorer	August 22, 2008	Bulk carrier	35,500
		Total		$293,062

On September 8, 2008, we signed a Memorandum of Agreement and made a deposit of $4.1 million to purchase the heavylift tweendecker CEC Cardigan for $20.6 million. The vessel, which will be renamed Zia Belle, is expected to be delivered during the fourth quarter of 2008.

Note 6 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
Description	2008	2007

Voyage and vessel expenses	$31,171	$26,981
Payroll and related costs	13,313	9,353
Commissions	789	379
Total	$45,273	$36,713

Note 7 — Financing

The Company's outstanding debt balances consist of (in thousands):

	Interest Rate September 30, 2008	September 30, 2008	December 31, 2007

Bank of America - term credit facility		$	$50,446
Bank of America - revolving credit facility			70,375
Bank of America - term credit facility,
expires December 31, 2011	6.01%	123,500
The Royal Bank of Scotland credit facility			4,345
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 31, 2020	5.51%	55,000	35,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.86% & 3.87%	36,250	20,000
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.30%	65,216
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	5.00%	32,375
Commerzbank AG credit facility,
expires June 2, 2011	4.31%	11,000
Berenberg Bank credit facility,
expires June 19, 2012	4.76%	12,188
Debt balance		$335,529	$180,166

The repayment of debt over the next five years and thereafter is as follows (in thousands):

2008 (October 1, 2008 through December 31, 2008)	$20,830
2009	84,405
2010	83,026
2011	72,698
2012	29,073
Thereafter	45,497
$335,529

Bank of America Credit Facility

On March 26, 2008, the Company, through its subsidiaries, entered into a credit agreement to amend and restate the existing Bank of America credit facility ("BA Credit Facility"). The amendment increased the total syndicated BA Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility"). The BA Term Credit Facility was increased to $142.5 million from $80 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.

The Company made a full drawdown of $142.5 million on the amended BA Term Credit Facility to pay outstanding principal and interest due on the existing Bank of America credit facility, closing costs, financing costs and for general corporate purposes. No drawdown of the BA Revolving Credit Facility has been made.

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

In connection with the amendment and restatement of the existing Bank of America credit facility, the Company incurred deferred financing costs of $2.4 million. Applying the guidance of the FASB Emerging Issues Task Force ("EITF") issue 96-19, which is applicable to the BA Term Credit Facility, and EITF issue 98-14, which is applicable to the BA Revolving Credit Facility, $2.3 million of unamortized financing costs, previously incurred on the credit facility prior to the amendment, was charged to consolidated income during the first quarter of 2008 under the caption "Loss on extinguishment of debt". The $2.4 million incurred as a result of the amendment and restatement of the Bank of America credit facility is being amortized over the term of the BA Credit Facility.

The amended BA Credit Facility is collateralized primarily by 25 of our vessels having a net book value at September 30, 2008 of $282.4 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels. Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels. The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The amended BA Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, the BA Credit Facility restricts the payment of dividends, and the amount of leverage, investment and capital expenditures without consent of the lender. Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At September 30, 2008 the Company was in compliance with all covenants.

The Royal Bank of Scotland Credit Facility

On February 22, 2008, The Royal Bank of Scotland credit facility loan collateralized by the vessel Wichita Belle was repaid. This vessel is one of several vessels collateralizing the amended BA Credit Facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company, through six wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks. The RBS Credit Facility is made up of six $25.0 million individual term loans designated individually as Loan A through Loan F. The loans become available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as agreed upon by the lenders. Advances under the RBS Credit Facility will be drawn by the borrowing subsidiaries in specified amounts upon the completion of the milestones as shown in the table below:

	Loan A	Loan B	Loan C	Loan D	Loan E	Loan F
	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No YHS200724	Hull No NYHS200725
Contract Signing	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Steel Cutting	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Keel Laying	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Launching	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million
Delivery	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million	$ 5.0 million

As of September 30, 2008, the Company had borrowed $55.0 million, consisting of $30.0 million drawn down shortly after the signing of the contracts, $10.0 million drawn down on the steel cutting and keel laying of Hull No NYHS20720, $5.0 million drawn down on the steel cutting of Hull No NYHS20721, $5.0 million drawn down on the steel cutting of Hull No NYHS20722 and $5.0 million drawn down on the steel cutting of Hull No NYHS200724. The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery. The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and, after delivery of the respective vessel, by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance. TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

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

The RBS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner. Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount. The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. TBSI as Guarantor, as defined in the loan agreement, is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility, (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio as defined in the loan agreement. At September 30, 2008 the Company was in compliance with all covenants.

Concurrent with the TBSI's subsidiaries entering into the RBS Credit Facility, the borrowing subsidiaries entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the shipbuilding contracts. Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contracts. The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million. The Guarantee Facility for each borrower subsidiary expires twelve months after the anticipated delivery date of the respective vessel. The Company guarantees the obligations of the borrower subsidiary under the Guarantee Facility.

The Company capitalized financing costs, including loan origination fees and bank guarantee fees totaling $2.1 million.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company, through two of its subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase the Arapaho Belle and Oneida Princess. The loan was fully drawn down shortly after the delivery of the Oneida Princess on February 19, 2008.

The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining 32 quarters. Interest is payable quarterly in arrears at LIBOR plus 1.05% if the outstanding balance of the loan is at or below 65% of the vessels' market value or 1.20% if the outstanding balance of the loan is above 65% of the vessels' market value.

The Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the CS Credit Facility. The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at September 30, 2008 of $62.6 million, and a pledge of any insurance proceeds received related to the vessels. The CS Credit Facility is guaranteed by TBSI.

The CS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. The CS Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender. In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At September 30, 2008 the Company was in compliance with all covenants.

The DVB Credit Facility

On January 16, 2008, the Company, through seven of its subsidiaries, entered into a $75.0 million credit facility with a syndication of lenders led by DVB Group Merchant Bank (Asia) Ltd. ("DVB Credit Facility"). The proceeds were used to replenish working capital used to exercise a purchase option for seven multipurpose tweendeck vessels chartered in under a sale-leaseback arrangement, and for general corporate purposes. These vessels have been part of our operational fleet since 2003 under a 66 month sale-leaseback contract which provided purchase options.

The loan is repayable over five years in quarterly installments of $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters. Interest is at LIBOR plus 2.50% payable quarterly in arrears.

The Company incurred deferred financing costs of $1.3 million that are being amortized over the term of the DVB Credit Facility. The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at September 30, 2008 of $36.6 million, and a pledge of any insurance proceeds received related to the vessels. The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. Non-financial covenants include, among others, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance. At September 30, 2008 the Company was in compliance with all covenants.

AIG Commercial Equipment Finance Borrowing

On February 29, 2008, the Company, through three of its subsidiaries, borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. ("AIG Credit Facility"). The loan proceeds were used to replenish working capital used to acquire the Hopi Princess, Mohave Maiden and Zuni Princess. The AIG Credit Facility is repayable over four years in quarterly installments of $2.63 million for the first eight quarters and $1.75 million for the remaining eight quarters. Interest is at LIBOR plus an interest margin of 1.75%, with an interest rate floor of 5.0%.

Upon borrowing under the AIG Credit Facility, the Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the AIG Credit Facility. The AIG Credit Facility is collateralized primarily by the three vessels, which had a net book value at September 30, 2008 of $67.1 million, and a pledge of any insurance proceeds received related to the vessels. The AIG Credit Facility is guaranteed by TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. The non-financial covenants require the Company, among other things, to maintain the vessels, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance. At September 30, 2008 the Company was in compliance with all covenants.

Commerzbank AG

On June 2, 2008, the Company, through a subsidiary, borrowed $12.5 million from Commerzbank AG to finance part of the acquisition costs of the vessel Caribe Maiden, whose purchase price was $23 million (the "Commerzbank AG Loan"). The Commerzbank AG Loan is guaranteed by TBS International Limited.

The Commerzbank AG Loan is repayable over three years in 12 quarterly installments. Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments. Interest is at LIBOR plus 1.5% payable quarterly in arrears.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Commerzbank AG Loan. The Commerzbank AG Loan is collateralized by the vessel, which had a net book value of $23.4 million at September 30, 2008, and assignment of freight and insurance proceeds.

The Commerzbank AG Loan contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits and the provision of financial statements on a quarterly and annual basis. The non-financial covenants require the Company, among other things, to: maintain vessels when delivered, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At September 30, 2008 the Company was in compliance with all covenants.

Berenberg Bank

On June 19, 2008, the Company, through a subsidiary, borrowed $13.0 million from Joh. Berenberg, Gossler & Co. KG (the "Berenberg Bank Loan") to finance part of the acquisition cost of the vessel Ottawa Princess, whose purchase price was $23 million. The Berenberg Bank Loan is guaranteed by TBS International Limited.

The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of $812,500 each. Interest is at LIBOR plus 1.7% payable quarterly in arrears.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Berenberg Bank Loan. The Berenberg Bank Loan is collateralized by the vessel, which had a net book value of $24.2 million at September 30, 2008 and assignment of freight and insurance proceeds.

The Berenberg Bank Loan agreement contains certain financial and non-financial covenants. The financial covenants require collateral coverage and the provision of financial statements on an annual and quarterly basis. The non-financial covenants require the Company, among other things, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At September 30, 2008 the Company was in compliance with all covenants.

Note 8 — Derivative Financial Instruments

The Company is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are contracted to manage interest rate risk associated with the Company’s floating-rate borrowings. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings. The Company uses the "matched terms" accounting method as provided by Derivative Implementation Group Issue G9, Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge, and the methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, to account for interest rate contracts.

As of September 30, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $258.7 million. Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.85%. Interest rate swaps having a notional amount of $188.7 million at September 30, 2008, decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below:

	Asset Derivatives
(in thousands)	September 30, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Other assets and deferred charges	$1,197	Other assets and deferred charges	$

Derivatives not designated as hedging instruments under SFAS 133

Interest rate contracts	Other assets and deferred charges		Other assets and deferred charges

Total asset derivatives		$1,197		$

	Liability Derivatives
(in thousands)	September 30, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Other liabilities	$3,285	Other liabilities		$2,897

Derivatives not designated as hedging instruments under SFAS 133

Interest rate contracts	Other liabilities	802	Other liabilities		568

Total liability derivatives		$4,087			$3,465

(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	September 30, 2008	December 31, 2007

Interest rate contracts	$(2,088)	$(2,897)

(in thousands)		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended		For the Nine Months Ended
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest rate contracts	Interest expense	$ (153)	$	$ (234)	$ (432)

No amounts were recognized in income on the ineffective portion of derivatives during the three and nine months ended September 30, 2008 and 2007 respectively. A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019 for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract. Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the consolidated statement of income.

We do not obtain collateral or other security to support financial instruments subject to credit risk. We monitor the credit risk of our counterparties and enter into agreements only with banking institutions with strong financial resources.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on recurring basis at September 30, 2008, as required by SFAS 157:

(in thousands)
	Level 1	Level 2	Level 3
Assets
Interest rate contracts	$	$1,197	$
Liabilities
Interest rate contracts	$	$4,087	$

Our interest rate swap contracts are traded in the over-the-counter market. The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Equity Transactions

Class A and Class B Common Shares

The Company has two classes of common shares that are issued and outstanding - Class A common shares, which are listed on the NASDAQ Global Select Market under the symbol "TBSI", and Class B common shares. The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of the holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

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

In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On September 30, 2008 there were 17,514,496 Class A common shares issued, of which 17,504,496 are outstanding, and 12,390,461 Class B common shares issued and outstanding.

Warrants

Warrants were issued by the Company in connection with its emergence from bankruptcy in 2001 and became exercisable on June 29, 2005. The warrant agreement includes an anti-dilution provision that adjusts the number of shares issuable upon exercise of the warrants whenever the Company issues additional common shares or engages in similar transactions.

As a result of additional shares issued in connection with our secondary public offering and through our Employee Incentive Plan, shares exercisable under outstanding warrants increased by 7,845 Class A and 15,205 Class B common shares. Accordingly at September 30, 2008, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares held by parties not affiliated with existing shareholders. The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $.01 per share.

Secondary Public Offering

        On May 28, 2008, TBSI and certain of its shareholders completed the sale of 3,400,000 of the Company's Class A common shares for $51.00 per share. The Company issued 2,000,000 Class A common shares and existing shareholders sold 1,400,000 Class A common shares. The proceeds to the Company, after underwriting fees but prior to the deducting of offering expenses, totaled $96.4 million. The amounts shown in the accompanying "Consolidated Statement of Shareholders' Equity", as additions to additional paid-in capital, represent payments received for the issuance of shares on May 28, 2008 in excess of their par value, less underwriting fees.

Treasury Stock

        In June 2008, an officer of the Company elected to receive on a net settlement basis 25,000 Class A common shares, from a previously issued stock grant, vesting in June 2008. The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement. Under the terms of a net settlement, the Company will retain a specified number of shares to cover the recipient's estimated statutory minimum tax liability. The retained shares are held in the company's treasury ("Treasury Stock"). In the case of the officer's stock grant, 10,000 Class A common shares were retained as Treasury Stock. On September 30, 2008, there were 10,000 Treasury Stock shares held by the Company valued at $389,000.

Note 11 — Earnings Per Share

In accordance with FASB Statement No. 128, Earnings per Share, the following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except number of shares and earnings per share amounts)
Numerators:
Net income	$59,143	$27,003	$157,162	$63,095

Denominators:
Basic-weighted average common shares outstanding	30,104,863	28,044,310	28,980,101	28,024,295

Weighted average restricted stock issued to employees and directors	40,341	37,368	56,651	35,250

Diluted-weighted average common shares and potential common shares outstanding	30,145,204	28,081,678	29,036,752	28,059,545

Income per common share:
Basic	$1.96	$0.96	$5.42	$2.25

Diluted	$1.96	$0.96	$5.41	$2.25

At September 30, 2008 and 2007, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares and 98,311 Class A common shares and 190,542 Class B common shares respectively, held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the three and nine months ended September 30, 2008 and 2007, because they are issuable for nominal consideration upon exercise of the warrants.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price. The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, are being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters. The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent receivable. At September 30, 2008 and December 31, 2007, deferred rent receivable was $2.3 million and $1.1 million, respectively.

Other Leases

The Company leases two properties, which are used by TBSI’s service company subsidiaries Roymar Ship Management, Inc. ("Roymar") and TBS Shipping Services Inc. ("TBS Shipping") for the administration of their operations. The main office space is rented from Joseph E. Royce, our chairman and chief executive officer, by TBS Shipping. The lease, which was to expire December 31, 2007, was renewed under the first of five one-year renewal options until December 31, 2008. The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

Roymar renewed its existing lease under the first of two one-year renewal options though October 31, 2008, and rented additional space beginning July 1, 2008. The total monthly rent of $30,017 includes $4,959 rent for the additional space. The lease requires Roymar to pay additional rent for real estate tax escalations.

As of September 30, 2008 future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At September 30, 2008	Vessel Hire	Premises	Total

2008 (October 1, 2008 through December 31, 2008)	$1,932	$90	$2,022
2009	7,910		7,910
2010	5,951		5,951
2011	5,351		5,351
2012	5,366		5,366
Thereafter	5,792		5,792

	$32,302	$90	$32,392

Purchase Obligations –New Vessel Buildings

At September 30, 2008, the Company had purchase obligations totaling $122.5 million in connection with its new vessel building program, including obligations under a contract for the supervision and inspection of vessels under construction. The obligations will become payable as the shipyard meets several milestones through June 2010. As of September 30, 2008, $122.5 million of the purchase obligation was scheduled to be paid as follows: $14.2 million in 2008, $71.4 million in 2009 and $36.9 million in 2010. The timing of actual payments will vary based upon when the milestones are met.

Purchase Obligations – Vessel

On September 8, 2008, we signed a Memorandum of Agreement and made a deposit of $4.1 million to purchase the heavylift tweendecker CEC Cardigan for $20.6 million. The vessel, which will be renamed Zia Belle, is expected to be delivered during the fourth quarter of 2008.

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

Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2008	2007	2008	2007

Brazil	$35,265	$17,440	$101,755	$51,063
Japan	20,239	10,374	60,995	27,519
United Arab Emirates	22,200	5,271	50,058	17,289
Peru	12,790	7,045	36,788	21,232
Chile	13,288	3,457	34,561	7,675
Korea	3,044	948	12,007	4,388
China	21,498	7,360	29,542	16,902
Venezuela	3,074	82	8,730	3,258
Others	13,591	12,977	30,705	17,899
Total	$144,989	$64,954	$365,141	$167,225

No customers accounted for 10.0% or more of charter hire receivables at September 30, 2008. One  customer accounted for 12.4% and 13.2% of voyage and time charter revenue for the three months ended September 30, 2008 and 2007, respectively. Additionally, this customer accounted for 12.2% and 15.8% of voyage and time charter revenue for the nine months ended September 30, 2008 and 2007, respectively. A different customer accounted for 13.1% of charter hire receivables at December 31, 2007.

Note 14 — Subsequent Events

On October 9, 2008, the Company drew down $25.0 million on its BA Revolving Credit Facility, leaving  $100.0 million available for future draw down.

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

  Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2008, and in this Quarterly Report, as well as other unforeseen risks. You should not rely on any forward-looking statements.

Recent Developments

  The company focuses on providing complete and complex transportation solutions to our clients to optimize their global supply chains. This distinguishes us from traditional dry cargo shipping companies. We have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa. We have expanded and upgraded our fleet which now numbers 46 vessels. Additionally, we have secured funding for six new vessels to be delivered through 2010.

  The global financial crisis has resulted in a reduction in the demand for shipping services due to reduced liquidity, and accordingly, a significant downturn in spot freight and time charter rates. A reduction in the availability of vessel acquisition funding has caused potential buyers to delay, postpone or abandon their vessel acquisition plans.

  Earlier in 2008, we were actively pursuing opportunities to build additional Roymar Class ships in China for delivery through 2011. In October, we temporarily suspended these efforts in consideration of the current shipping market turmoil.

  Considering the decline in the spot shipping and financial credit markets, the Company updated its analysis of estimated undiscounted future cash flows for its fleet of vessels in accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Its analysis indicated that no impairment was evidenced and accordingly, the Company determined that there was no impairment of long-lived assets at September 30, 2008. The Company will continue to monitor projected undiscounted future cash flows to determine if impairment of long-lived assets becomes evident.

  Management is taking appropriate measures to manage the business during the global economic crisis and to be well positioned for recovery.

  On September 8, 2008, we signed a Memorandum of Agreement and made a deposit of $4.1 million to purchase the heavylift tweendecker CEC Cardigan for $20.6 million. The vessel, which will be renamed Zia Belle, is expected to be delivered during the fourth quarter 2008.

  On September 16, 2008, the Company remitted $2.6 million to an escrow account in connection with the acquisition of a 50% interest in a company that owns a limestone mine located in the Dominican Republic. The acquisition is contingent upon the selling party meeting certain conditions as defined in the agreement. It is anticipated that the acquisition will close in November 2008.

General

The following is a discussion of our financial condition at September 30, 2008 and December 31, 2007 and our results of operations comparing the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007.

To conform to the 2008 presentation, we reclassified 2007 despatch expenses, which were included in voyage expense, to voyage revenue. Despatch transactions represent a negotiated payment for loading and unloading cargo faster than agreed and reflect an adjustment to revenue rather than an expense. These reclassifications did not impact net income. We also reclassified drydock expenditures from an investing activity to an operating activity.

TBS Logistics Incorporated ("Logistics"), a wholly owned subsidiary that started operations in the fourth quarter 2007, provides fully-integrated cargo and transport management services. Logistics augments our ocean transportation services. We presented Logistics operations separately because of its recent growth.

You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions through liner, parcel, bulk and vessel chartering services. We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies. The Company's results for three and nine months ended September 30, 2008 have been very strong. However, current economic conditions and a protracted global recession could adversely affect future results.

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

Drydocking

In the last three years, our fleet has grown from 29 to 46 vessels. These vessels must be drydocked twice during a five-year cycle. Thus, our controlled fleet of 46 vessels at September 30, 2008 would result in 92 drydockings over five years, or an average of 18 vessels per year.

We strive to maintain and upgrade our vessels to the highest standards. The vessels in our fleet have an average age of 21.5 years. Accordingly, we have decided to accelerate the timing of steel renewals and reinforcements on many of the vessels that were drydocked in 2007 as well as vessels scheduled for drydocking in 2008. We expect that these renewals and reinforcements would have been required in the next five to ten years.

Below is a summary of our quarterly drydocking activity during the nine months ended September 30, 2008:

•	During the first quarter of 2008, one vessel that entered into drydock during the fourth quarter of 2007 continued its drydocking for 15 days and four vessels entered drydock for a total of 132 days.

•
During the second quarter of 2008, three vessels that entered into drydock during the first quarter of 2008 continued their drydockings for 48 days and five vessels entered drydock for a total of 144 days.

•
During the third quarter of 2008, four vessels that entered into drydock during the second quarter of 2008 continued their drydockings for 112 days and five vessels entered drydock for a total of 117 days.

Our schedule of vessels anticipated to be drydocked during the fourth quarter of 2008, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Anticipated Number of vessels entering drydock during quarter	Anticipated Number of drydock days during quarter		Estimated metric tons of steel to be installed

Fourth Quarter 2008	2	190	(a)	810

(a)
The anticipated number of drydock days during the quarter includes estimated drydock days of the three vessels that entered into drydock during the third quarter of 2008 and continued into the fourth quarter of 2008.

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require 100 to 500 metric tons of steel renewal will take from 35 to 75 days. Our estimates are based on current and anticipated congestion in the repair shipyards, which could be adversely affected by any unanticipated weather or congestion in the shipyard. First drydocking after the vessel acquisitions, which includes steel renewal and reinforcement, are capitalized as vessel improvements. Further, our fourth quarter 2008 drydock schedule is subject to change based on unanticipated commercial needs of our business.

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

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control, and charter hire fees we pay to owners for use of their vessels. These costs are paid by our subsidiaries.

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

Results of Operations

Comparison of the three months ended September 30, 2008 and September 30, 2007

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$161,397	88.0	$70,873	77.4	$90,524	127.7
Time charter revenue	19,308	10.5	20,557	22.4	(1,249)	(6.1)
Logistics revenue	2,045	1.1			2,045
Other revenue	572	0.4	140	0.2	432
Total revenue	183,322	100.0	91,570	100.0	91,752	100.2

Voyage expense	52,882	28.8	22,942	25.1	29,940	130.5
Logistics expense	1,726	0.9			1,726
Vessel expense	30,759	16.9	22,192	24.2	8,567	38.6
Depreciation and amortization	19,980	10.9	9,032	9.9	10,948	121.2
General and administrative	14,121	7.7	7,960	8.7	6,161	77.4
Total operating expenses	119,468	65.2	62,126	67.9	57,342	92.3
Income from operations	63,854	34.8	29,444	32.1	34,410	116.9
Other (expenses) and income
Interest expense	(5,041)	(2.7)	(2,603)	(2.8)	(2,438)	93.7
Other income (expense)	330	0.2	162	0.2	168	103.7
Net income	$59,143	32.3	$27,003	29.5	$32,140	119.0

Voyage revenue

Voyage revenue increased to $161.4 million for the three months ended September 30, 2008. The increase in our voyage revenue is attributable primarily to an increase in revenue tons carried, coupled with an increase in average freight rates. The key factors driving voyage revenue are the number of vessels in the fleet, freight voyage days, freight rates, and tons carried.

Revenue tons carried increased 967,324 tons or 58.2% to 2,628,585 tons for the three months ended September 30, 2008 from 1,661,261 tons for the same period in 2007. The increase in revenue tons carried is principally due to an increase in aggregate cargoes carried.

Average freight rates for the three months ended September 30, 2008, as compared to the same period in 2007, increased $18.74 per ton, or 43.9%, to $61.40 per ton from $42.66 per ton.  The increase in average freight rates was due to the strength of the freight market for all our major cargoes, including our high-volume, low-freighted aggregates bulk cargo, that we handled in 2008 as compared to 2007. Excluding aggregates bulk cargo the average freight rates would have increased $26.61 per ton or 38.4% to $95.85 per ton for the three months ended September 30, 2008 as compared to $69.24 per ton for the same period in 2007.  In October 2008, we saw a significant downturn in the freight market due to worldwide economic turmoil, which we believe will have an impact on freight rates for next quarter and possibly beyond. The average freight rates on aggregates bulk cargo increased to $18.30 per ton from $7.38 per ton for the same period in 2007. While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs also are lower resulting in comparable daily time charter equivalent rates. For the three months ended September 30, 2008, and 2007, we had contracts of affreightment, expiring late 2009, under which we carried approximately 1,653,000 and 1,068,000 revenue tons and generated $61.1 million and $21.8 million of voyage revenue, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008	2007

Number of vessels (1)	36	23
Freight voyage days (2)	3,296	2,157
Days on hire (3)	3,347	2,169
Revenue tons carried (thousands) (4)
For all cargoes	2,628	1,661
Excluding aggregates	1,461	947
Aggregates	1,167	714
Freight Rates (5)
For all cargoes	$61.40	$42.66
Excluding aggregates	$95.85	$69.24
Daily time charter equivalent rates (6)	$33,143	$22,527

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
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

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%

Steel products	$41,364	25.6	$23,951	33.8	$17,413	72.7
Metal concentrates	26,241	16.3	9,387	13.2	16,854	179.5
Agricultural products	27,011	16.7	12,507	17.7	14,504	116.0
Aggregates	21,370	13.2	5,271	7.4	16,099	305.4
Other bulk cargo	18,194	11.3	5,803	8.2	12,391	213.5
Project cargo	5,938	3.7	269	0.4	5,669
Rolling stock	6,479	4.0	3,158	4.5	3,321	105.2
Automotive products	3,142	1.9	1,412	2.0	1,730	122.5
General cargo	4,006	2.5	2,271	3.2	1,735	76.4
Fertilizers	6,095	3.8	5,037	7.1	1,058	21.0
Other	1,557	1.0	1,807	2.5	(250)	(13.8)
Total voyage revenue	$161,397	100.0	$70,873	100.0	$90,524	127.7

Time charter revenue

Time charter revenue decreased to $19.3 million for the three months ended September 30, 2008. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

Time charter revenue decreased because of a decrease in the chartered vessel days, which decreased 230 days or 28.5% to 577 days for the three months ended September 30, 2008, as compared to 807 days for the same period in 2007. The decrease in time charter-out days is due mainly to the reduced number of vessels available for time charter-out caused by the increased use of our controlled vessels in our established voyage business. The decrease in time charter-out days was offset by an increase in the average charter hire rate, which increased $7,990 per day or 31.4% to $33,464 per day for the three months ended September 30, 2008 from $25,474 per day for the comparable period in 2007. The increase in the average charter hire rate per day is primarily due to the strength in the worldwide shipping market. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. In October 2008, we saw a significant downturn in the freight market due to worldwide economic turmoil, which we believe will have an impact on charter hire rates for next quarter and possibly beyond.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008	2007

Number of vessels (1)	6	9
Time Charter days (2)	577	807
Daily charter hire rates (3)	$33,464	$25,474
Daily time charter equivalent rates (4)	$32,206	$24,656

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the period reduced by commissions divided by the number of available time charter days during the period. Commissions for vessels that are time chartered out for the three months ended September 30, 2008 and September 30, 2007 were $0.7 million and $0.7 million, respectively. No deduction is made for vessel or general and administrative expenses. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and miscellaneous voyage expense. The following table shows the change in the number of voyage days for the three months ended September, 2008 as compared to the same period in 2007:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Days	Percentage

Freight voyage days	3,296	2,157	1,139	52.8
Time charter out days	577	807	(230)	(28.5)
Total voyage days	3,873	2,964	909	30.7

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007				Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2007 Expense	As a % of Revenue

Fuel expense	$28,297	53.6	15.4	$10,689	46.7	11.7	$17,608	164.7	3.7
Commission expense	9,111	17.2	5.0	3,957	17.2	4.3	5,154	130.3	0.7
Port call expense	7,694	14.5	4.2	4,732	20.6	5.2	2,962	62.6	(1.0)
Stevedore and other
cargo-related expense	4,813	9.1	2.6	2,728	11.9	3.0	2,085	76.4	(0.4)
Miscellaneous voyage
expense	2,967	5.6	1.6	836	3.6	0.9	2,131	254.9	0.7
Voyage expense	$52,882	100.0	28.8	$22,942	100.0	25.1	$29,940	130.5	3.7

Voyage expenses increased to $52.9 million representing 28.8% of total revenue for the three months ended September 30, 2008 as compared to the $22.9 million and 25.1% of total revenue for the same period in 2007. The increase is principally attributable to an increase in fuel, commission and miscellaneous expense.

The $17.6 million increase in fuel expense was due to an increase in the average price per metric ton ("MT"), and an increase in fuel consumption. For the three months ended September 30, 2008, the average price per MT increased to $664 per MT as compared to $416 per MT for the same period in 2007. Consumption increased for the three months ended September 30, 2008 to 42,653 MT from 25,719 MT for the same period in 2007. Average fuel cost per freight voyage day was $8,585 during the three months ended September 30, 2008 and $4,956 during the same period in 2007.

The $5.1 million increase in commission expense for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the increase in revenue and, to a lesser extent, an increase in the rate of commissions paid to TBSI's affiliates. Beginning October 1, 2007, TBSI's affiliates were paid an additional 1.25% commission. Approximately $1.3 million of the $5.1 million increase in commission expense is attributable to the increased rate change for TBSI affiliates.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The $3.0 million increase in port call expense is primarily attributable to an increase in the number of port calls, which increased to 335 port calls for the three months ended September 30, 2008 from 236 port calls during the same period in 2007. Adding to the increase was an increase in the average cost per port call, resulting primarily from more port calls being made at ports with higher cost structures during the three months ended September 30, 2008 as compared to the same period in 2007. To a lesser extent, the increase in the number of port days, which increased to 1,598 port days for the three months ended September 30, 2008 from 988 port days as compared to the same period in 2007, contributed to the increase in port call expense.

The $2.0 million increase in stevedore and other cargo-related expense for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a change in the mix of revenue booked under different shipping terms and increased volume of cargo requiring the company to pay for stevedoring. During the three months ended September 30, 2008 as compared to the same period in 2007, more port calls were made to and from the Far East resulting in higher cargo volumes. Stevedore and other cargo-related costs also increased due to a higher percentage of cargo being booked under "full liner" terms and a combination of "free-in free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays the costs of loading and unloading; (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading; and (3) a combination of free-in free-out and full liner terms.

Logistics

Logistics is a cargo and transport management subsidiary started during the fourth quarter of 2007. Logistics expense of $1.7 million for the three months ended September 30, 2008 represents the cost incurred by the subsidiary. The revenue for Logistics was $2.0 million for the three months ended September 30, 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$25,753	83.7	$14,229	64.1	$11,524	81.0
Chartered-in vessel expense	2,311	7.5	6,235	28.1	(3,924)	(62.9)
Controlled vessel expense	1,632	5.3	1,728	7.8	(96)	(5.6)
Space charter expense	1,063	3.5			1,063
Vessel expense	$30,759	100.0	$22,192	100.0	$8,567	38.6

The increase in vessel expense for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily due to an increase in operating expense day rates and number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the three months ended September 30, 2008, as compared to the same period in 2007 was due to an increase in the average operating expense day rate, which increased $1,537 per day. For the three months ended September 30, 2008 the average operating expense day rate was $6,224 as compared to $4,687 per day for the same period in 2007. Average operating expense day rates increased principally due to increases in the crew and crew related costs and repair and maintenance. Adding to the increase in owned vessel expense was an increase in the average number of controlled vessels in the fleet, which increased to an average of 45 vessels during the three months ended September 30, 2008, as compared to an average of 33 vessels for the same period in 2007. Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels. During the third quarter of 2008, vessel days increased 1,102 days to 4,138 days from 3,036 days for the comparable period in 2007.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option. The $3.9 million decrease in chartered-in vessel expense for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a decrease in the days that we chartered in vessels. The charter-in of vessels decreased 162 vessel days to 97 days for the three months ended September 30, 2008 as compared to 259 days for the same period in 2007. The average charter-in rate per day decreased $253 per day to $23,821 per day for the three months ended September 30, 2008 from $24,074 per day for the same period in 2007.

Controlled vessel expense consists of charter-in hire costs under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $11.0 million increase in depreciation and amortization expense was due to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet. The average cost of vessels acquired in 2008 increased 41% over the average cost of vessels acquired in 2007. The average number of vessels in our fleet for the three months ended September 30, 2008 was 45 as compared to 33 vessels for the same period in 2007.

General and administrative expense

General and administrative expense increased primarily due to an increase in salary and related expenses of $4.4 million, which increased because of higher bonus accrual, and to a smaller extent higher staff levels and higher stock-based compensation costs. We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance. For the three months ended September 30, 2008, we accrued bonuses to our officers and employees of $4.0 million as compared to $1.7 million for the same period in 2007.

Income from operations

The $34.4 million increase in income from operations for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was mainly attributable to an increase in revenue resulting from increased freight rates and cargo volumes. The increase in revenue was partially offset by an increase in voyage expense, particularly fuel and commission expense, as well as vessel expense, depreciation and general and administrative expenses. For the same reasons, our operating margin increased to 34.8% for the three months ended September 30, 2008 from 32.1 % for the same period in 2007.

Interest expense

Interest expense increased $2.4 million for the three months ended September 30, 2008 as compared to the same period in 2007 principally due to higher debt levels, higher fees and amortization of financing costs.  For the three months ended September 30, 2008, our debt levels averaged $289.2 million as compared to $111.0 million during the same period in 2007. Debt levels increased to fund recent vessel acquisitions. Increases to interest expense were partially offset by a decrease in our cost of borrowing when we repaid our capital lease obligation with loan proceeds having a lower borrowing cost. As a result, our average effective interest rate decreased to approximately 6.4% during the three months ended September 30, 2008, as compared to approximately 7.3% during the same period in 2007.

Comparison of the nine months ended September 30, 2008 and September 30, 2007

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$388,253	82.3	$183,196	76.8	$205,057	111.9
Time charter revenue	77,292	16.4	54,748	22.9	22,544	41.2
Logistics revenue	5,288	1.1			5,288
Other revenue	1,012	0.2	614	0.3	398	64.8
Total revenue	471,845	100.0	238,558	100.0	233,287	97.8

Voyage expense	126,731	26.9	61,657	25.8	65,074	105.5
Logistics expense	4,417	0.9			4,417
Vessel expense	78,508	16.6	62,690	26.3	15,818	25.2
Depreciation and amortization	49,988	10.7	25,869	10.8	24,119	93.2
General and administrative	41,184	8.7	22,804	9.6	18,380	80.6
Loss from sale of vessel			814	0.3	(814)	(100.0)
Total operating expenses	300,828	63.8	173,834	72.8	126,994	73.1
Income from operations	171,017	36.2	64,724	27.2	106,293	164.2
Other (expenses) and income
Interest expense	(12,318)	(2.6)	(7,772)	(3.3)	(4,546)	58.5
Loss on extinguishment of debt	(2,318)	(0.5)			(2,318)
Gain on sale and insurance
recovery of vessel			6,034	2.5	(6,034)	(100.0)
Other income (expense)	781	0.2	109		672
Net income	$157,162	33.3	$63,095	26.4	$94,067	149.1

Voyage revenue

The increase in our voyage revenue for the nine months ended September 30, 2008, as compared to the comparable period in 2007, was due to an increase in revenue tons carried, coupled with an increase in average freight rates. As mentioned above, the key factors driving voyage revenue are the number of vessels in the fleet, the days on hire, the freight rates and tons carried.

Revenue tons carried for the nine months ended September 30, 2008 as compared to the comparable period in 2007 increased 2,176,369 tons or 45.5% to 6,960,262 tons from 4,783,893 tons for the same period in 2007.

Freight rates for the nine months ended September 30, 2008 as compared to the comparable period in 2007, increased $17.49 per ton or 45.7% to $55.78 per ton from $38.29 per ton for the same period of 2007. To a significant degree, freight rates, not under contract, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. In October 2008, we saw a significant downturn in the freight market due to worldwide economic turmoil, which we believe will have an impact on freight rates for next quarter and possibly beyond.

For the nine months ended September 30, 2008, and 2007, we had contracts of affreightment, expiring through late 2009, under which we carried approximately 4,839,000 and 3,096,000 revenue tons, and generated $165.7 million and $49.2 million of voyage revenue, respectively.

Included in voyage revenue is revenue from high-volume, low-freighted aggregates bulk cargo. Excluding this type of bulk cargo, of which we carried 3,272,211 tons and 2,187,893 tons for the nine months ended September 30, 2008 and 2007, respectively, average freight rates would have been $91.92 per ton and $63.91 per ton for the nine months ended September 30, 2008 and 2007, respectively.

The weighted average number of vessels in the fleet, freight voyage days, the days on hire, excluding vessels time-chartered out, freight rates (overall freight rates and freight rates excluding aggregates) and the daily time charter equivalent rates for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007

Number of vessels (1)	31	22
Freight voyage days (2)	8,429	6,064
Days on hire (3)	8,648	6,124
Revenue tons carried (thousands) (4)
For all cargoes	6,960	4,784
Excluding aggregates	3,688	2,596
Aggregates	3,272	2,188
Freight Rates (5)
For all cargoes	$55.78	$38.29
Excluding aggregates	$91.92	$63.91
Daily time charter equivalent rates (6)	$31,463	$20,392

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
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

The following table shows revenues attributed to our principal cargoes:

	Nine Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%

Steel products	$104,535	26.9	$60,588	33.1	$43,947	72.5
Metal concentrates	69,838	18.0	25,640	14.0	44,198	172.4
Agricultural products	62,065	16.0	34,219	18.7	27,846	81.4
Aggregates	49,229	12.7	17,289	9.4	31,940	184.7
Other bulk cargo	40,698	10.4	13,456	7.4	27,242	202.5
Project cargo	17,531	4.5	2,063	1.1	15,468
Rolling stock	14,531	3.7	8,906	4.9	5,625	63.2
Automotive products	7,626	2.0	3,385	1.8	4,241	125.3
General cargo	11,525	3.0	4,654	2.5	6,871	147.6
Fertilizers	6,095	1.6	9,327	5.1	(3,232)	(34.7)
Other	4,580	1.2	3,669	2.0	911	24.8
Total voyage revenue	$388,253	100.0	$183,196	100.0	$205,057	111.9

Time charter revenue

Time charter revenue increased to $77.3 million for the nine months ended September 30, 2008 from $54.7 million for the comparable period in 2007. The key factors driving time charter revenue are the number of days that vessels are chartered out and the daily charter hire rates.

The increase in time charter revenue was due to a rise in the average charter hire rate, which increased $11,683 per day to $32,421 for the nine months ended September 30, 2008 from $20,738 for the comparable period in 2007. This increase is primarily due to the strength in the worldwide shipping market. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. In October 2008, we saw a significant downturn in the freight market due to worldwide economic turmoil, which we believe will have an impact on charter hire rates for next quarter and possibly beyond. The increase in average charter rates was partially offset by a decrease in the chartered vessel days, which decreased 256 days to 2,384 for the nine months ended September 30, 2008 compared to 2,640 days for the same period in 2007.

The number of vessels time chartered out, time charter days, average daily charter rates and daily time charter equivalent rates for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007

Number of vessels (1)	9	10
Time Charter days (2)	2,384	2,640
Daily charter hire rates (3)	$32,421	$20,738
Daily time charter equivalent rates (4)	$30,876	$19,935

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the period reduced by commissions divided by the number of available time charter days during the period. Commissions for vessels that are time chartered out for the nine months ended September 30, 2008 and September 30, 2007 were $3.7 million and $2.1 million, respectively. No deduction is made for vessel or general and administrative expenses. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

Voyage expense

Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and miscellaneous voyage expense. The following table shows the change in the number and composition of voyage days for the nine months ended September 30, 2008 as compared to the same period in 2007.

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Days	Percentage

Freight voyage days	8,429	6,064	2,365	39.0
Time charter out days	2,384	2,640	(256)	(9.7)
Total voyage days	10,813	8,704	2,109	24.2

The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of Voyage Expense	As a % of Revenue	In Thousands	As a % of 2007 Expense	As a % of Revenue

Fuel expense	$62,659	49.4	13.3	$27,623	44.8	11.5	$35,036	126.8	1.8
Commission expense	23,928	18.9	5.1	9,975	16.2	4.2	13,953	139.9	0.9
Port call expense	19,722	15.6	4.2	12,331	20.0	5.2	7,391	59.9	(1.0)
Stevedore and other
cargo-related expense	13,351	10.5	2.8	7,829	12.7	3.3	5,522	70.5	(0.5)
Miscellaneous voyage
expense	7,071	5.6	1.5	3,899	6.3	1.6	3,172	81.4	(0.1)
Voyage expense	$126,731	100.0	26.9	$61,657	100.0	25.8	$65,074	105.5	1.1

Voyage expense increased 105.5% for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase in voyage expense is primarily attributable to the increase in fuel expenses and higher commissions paid.

The increase in fuel expense was due to an increase in the average price per metric ton ("MT") and an increase in consumption. Average price per MT increased to $604 per MT for the nine months ended September 30, 2008 as compared to $370 per MT for the same period in 2007. For the nine months ended September 30, 2008, consumption increased to 103,720 MT from 74,605 MT for the same period in 2007 due to an increase in our fleet. Average fuel cost per freight voyage day was $ 7,434 during the nine months ended September 30, 2008 and $4,555 during the same period in 2007.

The increase in commission expense for the nine months ended September 30, 2008 as compared to the same period in 2007 was due to the increase in revenue and an increase in the rate of commissions paid to TBS affiliates. Beginning October 1, 2007, TBS affiliates were paid an additional 1.25% commission, which increased commission expense for 2008 by approximately $3.5 million.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The $7.4 million increase in port call expense is primarily attributable to an increase in the number of port calls, which increased to 890 port calls for the nine months ended September 30, 2008 from 658 port calls during the same period in 2007. Adding to the increase was an increase in the average cost per port call, resulting primarily from more port calls being made at ports with higher cost structures during the nine months ended September 30, 2008 as compared to the same period in 2007. To a lesser extent, the increase in the number of port days, which increased to 4,135 port days for the nine months ended September 30, 2008 from 2,945 port days as compared to the same period in 2007, contributed to the increase in port call expense.

The $5.5 million increase in stevedore and other cargo-related expense for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to a change in the mix of revenue booked under different shipping terms and increased cargo volume of cargo requiring the company to pay for stevedoring. During the nine months ended September 30, 2008 as compared to the same period in 2007, more port calls were made to and from the Far East resulting in higher cargo volumes. Stevedore and other cargo-related costs also increased due to a higher percentage of cargo being booked under "full liner" terms and a combination of "free-in free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms, which are shipments that the customer pays the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading; and (3) a combination of free-in free-out and full liner terms.

Logistics

Logistics is a cargo and transport management subsidiary started during the fourth quarter of 2007. Logistics expense of $4.4 million for the nine months ended September 30, 2008 represents the cost incurred by the subsidiary. The revenue for Logistics was $5.3 million for the nine months ended September 30, 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we control. The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$63,793	81.3	$40,492	64.6	$23,301	57.5
Chartered-in vessel expense	8,918	11.3	17,671	28.2	(8,753)	(49.5)
Controlled vessel expense	4,734	6.0	4,403	7.0	331	7.5
Space charter expense	1,063	1.4	124	0.2	939
Vessel expense	$78,508	100.0	$62,690	100.0	$15,818	25.2

Vessel expense for the nine months ended September 30, 2008 as compared to the same period in 2007, increased $15.8 million.  Specific expense categories varied due to a change in the composition of our fleet. For the nine months ended September 30, 2008, our fleet averaged 42 owned vessels as compared to an average of 33 owned vessels for the same period in 2007.

The increase in owned vessel expense for the nine months ended September 30, 2008, as compared to the same period in 2007 was primarily due to an increase in the average operating expense day rate, which increased $1,107 per day. For the nine months ended September 30, 2008, the average operating expense day rate was $5,554 as compared to $4,447 per day for the same period in 2007. Average operating expense day rates increased principally due to increases in the crew and crew related costs and repair and maintenance. Adding to the increase in owned vessel expense was an increase in the average number of controlled vessels, which increased to an average of 42 vessels during the nine months ended September 30, 2008, as compared to an average of 33 vessels for the same period in 2007. Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels. During the nine months ended September 30, 2008, vessel days increased 2,380 days to 11,485 days from 9,105 days for the comparable period in 2007.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option. The 49.5% decrease in chartered-in vessel expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 resulted from a decrease in the days that we chartered in vessels and charter-in rates. The average charter-in rate per day decreased $2,372 per day, or 9.3%, to $23,164 per day for the nine months ended September 30, 2008 from $25,536 per day for the same period in 2007. Chartered-in vessel days decreased by 307 vessel days to 385 days for the nine months ended September 30, 2008 as compared to 692 days for the same period in 2007.

Controlled vessel expense consists of charter-in hire costs under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $24.1 million increase in depreciation and amortization expense is attributable to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet. The average cost of vessels acquired in 2008 increased 41% over the average costs of vessels acquired in 2007. The growth of our owned/controlled fleet increased to an average number of 42 vessels for the nine months ended September 30, 2008 as compared to 33 vessels for the nine months ended September 30, 2007.

General and administrative expense

General and administrative expense increased $18.4 million primarily due to a $14.1 million increase in salary and related expenses, which increased because of higher bonus accruals, and to a smaller extent, higher staff levels and higher stock-based compensation costs. We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance. For the nine months ended September 30, 2008, we accrued bonuses to our officers and employees of $11.7 million as compared to $4.8 million for the same period in 2007.

Loss on sale of vessel

On March 13, 2007, we sold the vessel Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

Income from operations

The $106.3 million increase in income from operations for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was mainly attributable to an increase in revenue resulting from increased freight rates and cargo volumes. The increase in revenue was offset by an increase in voyage expense, particularly fuel and commission expense, as well as vessel expense, depreciation and general and administrative expenses. For the same reasons, our operating margin increased to 36.2% for the nine months ended September 30, 2008 from 27.2% for the same period in 2007.

Interest expense

Interest expense increased $4.5 million for the nine months ended September 30, 2008 as compared to the same period in 2007 principally due to higher debt levels, higher fees and amortization of financing costs. For the nine months ended September 30, 2008, our debt levels averaged $284.9 million as compared to $105.6 million during the same period in 2007. Debt levels increased to fund recent vessel acquisitions. Increases to interest expense were partially offset by a decrease in our costs of borrowing when we repaid our capital lease obligation with loan proceeds having a lower borrowing cost. As a result, our average effective interest rate decreased to approximately 5.5% during the first nine months of 2008, as compared to approximately 8.5% during the same period in 2007.

Loss on extinguishment of debt

The $2.3 million loss on extinguishment of debt in 2008 was due to the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our original Bank of America credit facility.

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

Balance Sheet

Charter Hire Receivables

    Our gross charter hire receivables balance at September 30, 2008 was $57.3 million ($56.8 million net of allowance for doubtful accounts) and at December 31, 2007 was $30.6 million ($30.1 million net of allowance for doubtful accounts). The increase in receivables was principally due to higher revenue volume and the timing of payments received on voyages loading near the end of the period. At November 7, 2008 we collected approximately 66% of the September 30, 2008 outstanding charter hire receivable balance.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount. At September 30, 2008, our reserve totaled $0.5 million, which was approximately the same as the reserve at December 31, 2007.

Fuel and Other Inventories

  Fuel and other inventories increased $6.9 million to $18.0 million at September 30, 2008 from the December 31, 2007 balance of $11.1 million. Approximately $2.6 million or 45.6% of the increase in fuel inventory at September 30, 2008 as compared to December 31, 2007 was due to an increase in average fuel prices. At September 30, 2008, the combined average price for industrial fuel oil/marine diesel oil ("IFO/MDO") increased to $666 per metric ton from a combined average price of $537 per metric ton at December 31, 2007. Adding to the increase was an increase of $3.1 million due to higher quantities of fuel on board the vessels at September 30, 2008 as compared to December 31, 2007. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels having fuel inventory. The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter. When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement. Vessels having fuel included in inventory increased to 40 vessels as of September 30, 2008 as compared to 24 vessels as of December 31, 2007. There was also an increase of $1.2 million in lubricating oil on board vessels at September 30, 2008, which results principally from the timing of deliveries to the vessels.

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets at September 30, 2008 increased $2.1 million from the December 31, 2007 balance. The increase is primarily due to a claim of $2.4 million for the Chesapeake Belle related to a grounding incident.

Other Commitments

Our contractual obligations as of September 30, 2008 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$335,530	$83,236	$159,674	$59,868	$32,752
Estimated variable interest payments (2)	45,963	14,283	18,132	10,485	3,063
Operating Lease obligations (3)	31,498	7,511	11,372	10,746	1,869
Other Purchase obligations (4) (5) (6)	138,980	94,880	44,100
Total contractual cash obligations	$551,971	$199,910	$233,278	$81,099	$37,684

(1)
As of September 30, 2008, we had $335.5 million of indebtedness outstanding under loans to our subsidiaries that we guarantee. Outstanding indebtedness consisted of: $36.2 million under the credit facility with Credit Suisse; $65.2 million under the credit facility with DVB Group Merchant Bank (Asia) Ltd.; $32.4 million under the credit facility with AIG Commercial Equipment Finance; $123.5 million under  term credit facility with Bank of America; $11.0 million under the credit facility with Commerzbank AG; $12.2 million under the credit facility with Berenberg Bank and $55.0 million under the credit facility with The Royal Bank of Scotland for the new vessel building.  The above schedule does not reflect future advances of $95.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.

(2)
Amounts for all periods represent estimated future interest payments on debt facilities based upon amounts outstanding at September 30, 2008 using an annual interest rate of 5%, which approximates the average interest rate on all outstanding debt at September 30, 2008, excluding swap interest rates.

(3)	Operating lease obligations include obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and our office leases.

(4)
On September 8, 2008, we entered into a Memorandum of Agreement to purchase the CEC Cardigan (to be renamed Zia Belle) for $20.6 million.  We paid a deposit of $4.1 million on September 10, 2008 and the balance of $16.5 million is to be paid upon delivery during the fourth quarter of 2008.

(5)	We had the following outstanding purchase obligations at September 30, 2008 to build and purchase six new vessels (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years

Argyle Maritime Corp.	NYHS200720	$ 14,400	$ 14,400	$
Caton Maritime Corp.	NYHS200721	21,400	21,400
Dorchester Maritime Corp.	NYHS200722	21,400	14,000	7,400
Longwoods Maritime Corp.	NYHS200723	21,400	7,000	14,400
McHenry Maritime Corp.	NYHS200724	21,400	14,000	7,400
Sunswyck Maritime Corp.	NYHS200725	21,400	7,000	14,400
	Total	$ 121,400	$ 77,800	$ 43,600

    Approximately $95.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.

(6)
In connection with the new building program we entered into a contract for the supervision and inspection of vessels under construction. As of September 30, 2008, commitments under the contract were $1.1 million, with $0.6 million due within one year and $0.5 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, long-term bank borrowings and the issuance of common shares. Our principal uses of funds are capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, working capital requirements, principal and interest repayments on outstanding loan facilities.

We are exposed to financial market risk resulting from the possible loss of deposits held by financial institutions; an inability to access our committed revolving credit facility; and changes in interest rates. Recent developments in the financial markets have increased our exposure to these possible credit risks. We monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing the yield on those funds. We diversify our cash and cash equivalents among strong financial institutions to minimize our exposure. As of September 30, 2008 we had $125.0 million available under our revolving credit facility. In October 2008 we drew down $25.0 million from our revolving credit facility and we have not experienced any limitation on our ability to access this source of liquidity. Our revolving credit facility expires on March 26, 2012. In order to hedge our interest rate risk we entered into interest rate swap contracts that hedged approximately 77.1% of our outstanding debt at September 30, 2008. We had interest rate swap contracts to pay an average fixed rate of 3.85% before loan margin on approximately $258.7 million of debt.

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

Below is a summary of investing and financing activities for the nine months ended September 30, 2008 and 2007:

Financing Activities 2008

During 2008, we increased our working capital by the following activities:

•	We made debt repayments totaling $ 162.6 million consisting of $37.4 million in scheduled debt principal payments and $125.2 million to payoff former Bank of America and RBS credit facilities.

•	In June, we received $ 95.7 million in net proceeds from the issuance of Class A common shares in our secondary public offering;

•	We borrowed $12.5 million from Commerzbank AG in June. The proceeds of this loan together with working capital were used to purchase the vessel, Caribe Maiden;

•	Also in June, we borrowed $13.0 million from Berenberg Bank. The proceeds of this loan together with working capital were used to purchase the vessel, Ottawa Princess;

•
In March, we amended and restated our existing Bank of America Credit Facility.  In connection with the amendment, we increased the term loan facility to $142.5 million and the revolving credit facility to $125.0 million. We borrowed $142.5 million under the term loan credit facility to repay the existing credit facility and pay closing costs and fees. After the repayment of principal, interest and fees, the remaining amount of $18.9 million was used for general corporate purposes. At September 30, 2008, we had no borrowings outstanding under the revolving credit facility;

•
We borrowed an additional $20.0 million in February 2008 under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks;

•
In February, we borrowed the remaining $20.0 million available under the Credit Suisse credit facility. The proceeds of this loan together with available working capital were used to purchase the vessel, Oneida Princess;

•	We borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. in February to replenish operating funds used to purchase the Mohave Maiden, Zuni Princess and Hopi Princess; and

•
In January, we borrowed $75.0 million, under a syndicated credited facility with DVB Group Merchant Bank (Asia) Ltd. The funds were used to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes.

Investing Activities 2008

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Nine Months Ended September 30,
	2008	2007
	(in millions)

Vessels purchased	$293.1	$17.0
Vessel improvements and other equipment	33.2	29.9
Construction in progress	40.0	59.3
Other fixed assets	4.8	3.1
Sub total	371.1	109.3
Less: Vessel deposits paid in prior years	(14.8)	(1.7)
Total Vessel acquisitions / capital improvement	$356.3	$107.6

•
We acquired ten vessels that were delivered during the first nine months of 2008 for a total purchase price of $293.1 million, including $14.8 million in deposits paid in 2007.  We spent $33.2 million for vessel improvements and vessel equipment additions. We used cash from borrowings and operations to fund the acquisitions;

•	Vessel improvements and other equipment includes steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition;

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $40.0 million. These ships were designed by a TBS team drawn from all phases of our operations specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business. Two of the vessels are scheduled for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow;

•	We made a deposit of $4.1 million for the CEC Cardigan (to be renamed the Zia Belle) which is scheduled to be delivered within the fourth quarter of 2008.

Financing Activities 2007

During the first nine months of 2007, we had the following financing activities:

•	We made debt repayments totaling $101.3 million, consisting of $15.9 million in scheduled debt principal payments and $85.4 million in pay downs of the Bank of America revolving credit facility;

•
We received proceeds on debt of $126.0 million, consisting of $5.0 million added to the Bank of America term credit facility, $35.0 million from The Royal Bank of Scotland credit facility funding the new vessel building program and $86.0 million of additional draw downs against the revolving credit facility with Bank of America;

•	We paid $ $3.9 million in deferred financing costs related to The Royal Bank of Scotland credit facility funding the new vessel building program; and

•	We paid $3.0 million towards obligations under capital leases.

Investing Activities 2007

During the nine months ended September 30, 2007 net cash used for investing activity was $59.0 million as follows:

•
We received  $62.0 million consisting of proceeds on the sale of the Maya Princess ($12.8 million), the sale-leaseback of the Seminole Princess and Laguna Belle ($45.0 million gross proceeds less sellers credit of $5.5 million ), and on the casualty loss and sale of the Huron Maiden ($9.7 million);

•
Our vessel acquisition and capital improvements totaled $107.6 million which consisted of $59.1 million in payments to the shipyard and capitalized interest costs for vessels under construction; $17.0 million, less a deposit of $1.7 million made in 2006, for the acquisition of the vessel Nanticoke Bell; capital improvements and drydockings of $30.1 million; and $3.1 million for the purchase of other assets. The 2007 second and subsequent drydocking expenditures of $2.9 million were reclassified as operating activities to conform with the presentation in the 2008 Cash Flows Statement;

•
We made a deposits totaling $10.1 million on the following vessels: Yakima (renamed Yakima Princess), Elsa Oldendorff (renamed Arapaho Belle), Atlantis Charm (renamed Savannah Belle) and Gebe Oldendorff (renamed Oneida Princess) in the amounts of $2.9 million, $2.9 million, $1.1 million and $3.2 million, respectively;

•	We received a return of investment of $0.2 million because the initial public offering of Dangote Sugar ptl was oversubscribed;

•	We deposited $0.2 million for the purchase of a US Treasury Bill; and

•	We made an additional loan to GMT Shipping Line Ltd. of $0.4 million.

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

New Accounting Pronouncements

    In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3") which clarifies the application of FASB Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. FSP-157-3 did not have a material impact on TBSI's financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

    In September 2008, the FASB issued FSP 133-1 and FASB Interpretation ("FIN") 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires additional disclosures by sellers of credit derivatives within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and hybrid instruments that have embedded credit derivatives. The FSP also amends FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment /performance risk of a guarantee. Further, this FSP clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The FSP is effective for fiscal years and interim periods ending after November 15, 2008. We are currently evaluating the FSP and at this time we do not believe it will have a significant impact on the Company's financial statements.

           In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on TBSI's financial statements.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161 (refer to Note 8 - Derivative Financial Instruments for adopted disclosures).

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin)  No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) was revised to improve the relevance, and comparability of financial statement information about business combinations and their effect. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides all entities with the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments, interest rate swaps, to effectively convert floating rate debt to fixed rate debt. All derivative contracts are for non-trading purposes and are entered into with strong financial institutions thereby minimizing counterparty risk.

At September 30, 2008 we had $335.5 million of floating debt outstanding.  In order to hedge our interest rate risk we entered into interest rate swap contracts that hedged approximately 77.1% of our outstanding debt at September 30, 2008. We had interest rate swap contracts to pay an average fixed rate of 3.85% before loan margin and receive a floating rate of interest on the notional amount of $258.7 million. At September 30, 2008, the fair value of interest rate swap agreements was $1.2 million in total asset derivatives and $4.1 million in total liability derivatives. Interest loan margins over LIBOR at September 30, 2008 ranged from 1.05% to 2.5%.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income for the three months and nine months ending September 30, 2008 by approximately $0.2 million and $0.6 million, respectively, based on our non-hedged debt at September 30, 2008, of $76.8 million. The interest rate change is based on the non-hedged portion of debt of $76.8 million.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 9.0% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At September 30, 2008, approximately 13.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company's management, including the CEO, CFO and CAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. During the three months ended September 30, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

We believe that there have not been any material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2008. Thus, the risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q. The risk factors and other information included in our Form 10-K, as well as the additional risk factor below, should be carefully considered prior to making an investment decision with respect to the Company’s stock.

An additional risk identified in Q3 that the Company faces is:

A protracted global recession could have a material adverse effect on our operating income, financial condition, cash flows and the trading price of our stock.

A long-term global recession could further reduce the demand for shipping services while decreasing freight rates and increasing our costs, which could adversely affect the results of our operations. For over a year, financial markets have been experiencing volatility and disruption which has, in recent weeks, reached unprecedented levels. International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession. Unfavorable market conditions could reduce the value of our vessels resulting in losses from asset impairments. Further, a continued downturn in the economy and our revenues could adversely affect our ability to maintain specified financial ratios and satisfy financial covenants required by our credit facilities.

The current worldwide financial crisis has reduced the availability of liquidity and credit to borrowers.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. This market turmoil and tightening of credit have led to a widespread reduction of business activity generally, which may also adversely affect demand for our services. If current market conditions continue for a protracted period, our ability to access credit on favorable terms, or at all, may be adversely affected, which may limit our ability to finance future operations or capital needs, acquire vessels or pursue business opportunities.

The risks and uncertainties described in our Form 10-K and the aforementioned additional risk are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

 On November 5, 2008, Martin D. Levin resigned from his position as TBSI’s Director – New Shipbuilding Projects, effective as of November 5, 2008. Mr. Levin continues with TBSI in his capacity as President of TBSI New Shipbuilding Corp., a wholly-owned subsidiary of the Company.

Item 6. Exhibits

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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 2008.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Senior Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Controller, Chief Accounting Officer