Form 10-K
period 2008-12-31
TBS INTERNATIONAL LTD
filed 2009-03-30
CIK 1065648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December  31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company . See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act check one):
Large Accelerated Filer ☐   Accelerated Filer ☒ Non-accelerated Filer ☐ (Do not check if a small reporting company)
Smaller Reporting Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was $583 million on June 30, 2008, based upon the last reported sales price of such stock on The NASDAQ Global Select Market on that date.

As of March 13, 2009, the registrant had outstanding 17,500,871 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual General Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference in Part III to the extent described herein.

As used in this Annual Report on Form 10-K, the terms "we," "our," "us," "TBS" and "the Company" refer to TBS International Limited and its consolidated subsidiaries. We use the terms "International" and "TBSI" when we wish to refer only to TBS International Limited, the holding company that is the issuer of our common shares, and not to TBS International Limited and its consolidated subsidiaries.

Forward-Looking Statements

    The Company’s filings with the Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our Annual Report to Shareholders, any quarterly report on Form 10-Q, any current report on Form 8-K (along with any exhibits to such reports as well as any amendments to such reports), our press releases, and any other written or oral statements made by or on behalf of the Company, may include or incorporate by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, among other things, the information concerning our possible or assumed future results of operations, our newbuilding plan, our drydocking program, business strategies, financing plans, competitive position, potential growth opportunities, customer demand and the effects of future regulation and competition.

    Generally, one can identify these forward-looking statements because they use words like "anticipates," "believes," "estimates," "excepts," "future," "intends," "plans," "targets," "projects," "seeks" and similar expressions. These statements appear throughout this Annual Report, on Form 10-K including in the sections entitled "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are only our current expectations. They are based on our management's beliefs and assumptions and on information currently available to our management. The matters discussed in these forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot assure you of their accuracy. Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties, risks and other factors. These uncertainties, risks and other factors, among other unforeseen risks, include, but are not limited to:

•	changes in demand for our services, which are increasingly difficult to predict due to the current economic downturn and the widespread reduction of business activity generally;
•	a decline in rates in the shipping market, will continue for a prolonged period;
•	the effect of a decline in vessel valuations;
•	our ability to maintain financial ratios and satisfy financial covenants in our credit facilities;
•
changes in rules and regulations applicable to the shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;
•	changes in trading patterns significantly impacting overall vessel tonnage requirements;
•	changes in the typical seasonal variations in charter rates;
•	increases in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance, generally or in particular regions;
•	the risk that financial counterparties will default;
•	changes in general domestic and international political conditions;
•	changes in the condition of our vessels or applicable maintenance or regulatory standards, which may affect, among other things, our anticipated drydocking or maintenance and repair costs;
•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;
•
China Communications Construction Company Ltd./ Nantong Yahua Shipbuilding Co., Ltd.’s ability to complete and deliver the vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, this Annual Report on Form 10-K for the period ended December 31, 2008 and our subsequent reports on Form 10-Q and Form 8-K.

You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

PART I

Item 1. Business

A. Overview

    We are an ocean transportation services company, originating in 1993, that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel and bulk services and vessel chartering supported by a fleet of multipurpose tweendeckers and handysize and handymax bulk carriers. Our liner, parcel and bulk services carry steel products, salt, sugar, grain, fertilizers, chemicals, metal concentrates, aggregates and general cargo. TBS International Limited is a Bermuda exempted company formed in 1997.

    Over the past 16 years, we have developed our business model around key trade routes between Latin America and Japan, South Korea and China, as well as ports in North America, Africa, the Caribbean, and the Middle East. In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer additional services such as cargo scheduling, loading and discharge that offer a fully integrated shipping solution to our customers.

    As of December 31, 2008, our controlled fleet totaled 47 vessels, including 45 ships that we own and two that we charter-in with an option to purchase. On March 29, 2007, we entered into a contract for six "Roymar Class" 34,000 deadweight ton ("dwt") multipurpose vessels with retractable tweendecks, designed to our specifications. Two of the vessels are scheduled for delivery in 2009 and the remaining four in 2010. The two newbuilds, which are expected to be delivered in the second and fourth quarter of 2009, have been named Rockaway Belle and Dakota Princess.

Financial data including revenues from external costumers, for the years ended December 31, 2008, 2007 and 2006 follows: (in millions except for Number of Voyages)

Year ended December 31,	Total Assets	Total revenue	Net income	Total revenue tons (RT) carried	Number of Voyages

2008	$1,041.7	$611.6	$191.8	9.3 RT	319

2007	$559.1	$352.9	$98.2	6.6 RT	276

2006	$403.1	$251.7	$39.1	4.4 RT	226

    We target niche markets, which include trade routes, ports and cargoes not efficiently served by container and large dry bulk vessel operators. In order to effectively serve these markets, we offer regularly scheduled voyages using our fleet of multipurpose tweendeckers and handysize and handymax dry bulk carriers.  Tweendeck vessels are differentiated by their retractable decks that can create separate holds, facilitating the transportation of non-containerized cargoes.  Our vessels are able to navigate and service many ports with restrictions on vessel size and transport many types of cargo that cannot be carried efficiently by container or large dry bulk carriers.

    As part of our comprehensive transportation service offering, we provide portside and inland logistics, related support services and solutions for challenging cargoes.  To provide these services, we employ a professional staff of approximately 170 employees at December 31, 2008, with extensive experience and diverse backgrounds.  In addition, our affiliate, TBS Commercial Group Ltd. ("TBS Commercial Group"), has fully staffed agencies and representative offices on five continents, with local teams of commercial agents and port captains who meet regularly with customers to tailor solutions to their logistics needs. We believe this full-service approach to shipping provides a superior level of service that has resulted in the development of long-term relationships with our customers.

    Our customers rely on our regular service as an integral part of their supply chain, and many of these relationships have been established for over ten years.  We serve over 300 customers in more than 20 countries.  We have developed long-term relationships with established and well-respected industrial shippers in diverse markets including mining, steel manufacturing, trading, heavy industry, industrial equipment and construction.  We believe our business model allows us to respond rapidly to our customers’ changing demands and short delivery windows, increasing the value of our services to them as we enable them to schedule production and distribution.

    Beginning in the fourth quarter of 2008 shipping rates declined significantly from the record high rates of the second quarter of 2008. Rates were further influenced by the tightening of credit markets caused by turmoil in the financial markets. The shipping rate decline correlated directly with the deceleration of world demand for commodities and the corresponding decrease in commodity prices. These conditions are still present in the beginning of 2009.  As of December 31, 2008, due to the economic climate, we concluded there was an indication of possible impairment of our long-lived assets and goodwill.  Accordingly, impairment analyses were performed for both long-lived assets and goodwill at December 31, 2008.  Both analyses indicated that there was no impairment.  See Item 7. "Summary of Critical Accounting Policies".

Our Competitive Strengths

Trade Routes and Ports of Call

    Our ocean transportation services focus on Asia and Latin America.  Based on increasing customer demand, we have extended our business model into several new markets, including the Middle East. We began operations in 1993, sailing between East Asia and the West Coast of South America. In 1995, we expanded our routes by adding sailings between the East and West Coasts of South America. In 2002, we began offering cargo service between North America and the East and West Coasts of South America and expanded our routes by offering service from Brazil to West Africa and within the Middle East. We continued to expand our service in the Middle East and North Africa during 2005 and 2006.   In 2007, we began cargo service between the East Coast of South America and the Mediterranean. During 2008 we operated our vessels in six liner, parcel and bulk services over eight routes. In the third quarter of 2008, due to a shift in demand on our trade service routes, we re-allocated our ships to routes where we were experiencing elevated demand and consequently, we are not running any vessels for the Mediterranean Service.  However, we may reinstitute the service should demand increase.

    We have taken a conservative approach to building our liner, parcel and bulk cargo service network. The initial sailings on each route are typically based on the requirements of a major customer. After regular sailings are established, we notify other potential customers of the service so their cargoes may be transported as well. As demand increases, we evaluate committing additional resources to serve the route, either by purchasing or chartering-in additional vessels. We plan the loading and stowage of cargo on each sailing to maximize our ability to add cargo as vessels call in selected ports to discharge cargo, increasing our utilization rate and maximizing revenue per sailing. A summary of our services and routes operated during 2008 is as follows:

Service	Routes	Cargoes
TBS Pacific Service	Eastbound:	Eastbound:
	Japan, South Korea and China to the West, North and East Coasts of South America	Steel products, project cargo and general cargo
	Westbound: Peru, Ecuador and Chile to East Asia	Westbound: Minerals and metals
TBS Latin America Service	Northbound: Brazil to Central America, the Caribbean basin and the West Coast of South America Southbound: Colombia to Brazil and Argentina	Steel products, project cargo and general cargo Coal and petroleum coke
TBS North America Service	North America to the Caribbean and South America	Fertilizer and agricultural products
TBS Middle East Carriers	Middle East region including ports in United Arab Emirates to Qatar and Kuwait	Bulk aggregates
TBS Ocean Carriers	Brazil to the West Coast of Africa	Bulk sugar and salt
TBS Mediterranean Service	Brazil and Argentina to ports in the Mediterranean (as of the third quarter of 2008 we suspended this service route)	Steel products, project cargo and general cargo

    Our liner, parcel and bulk services primarily carry steel products, salt, sugar, grain, fertilizers, chemicals, metal concentrates, aggregates and general cargo.

•
Steel products include specialty and carbon steel coils, steel pipe and structural steel used in  infrastructure development, construction, oil and gas transmission and automotive and appliance manufacturing industries.

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

            In addition to our liner, parcel and bulk services on the trade routes described above, we time charter-out vessels on an individual customer basis through TBS Ocean Carriers.  However, any of our services may time charter-out a vessel to meet our customers' needs.  Generally, we time charter-out vessels on a long-term basis to customers seeking vessel tonnage and on a short-term basis to reposition a vessel.

    A time charter is a contractual arrangement under which a shipowner is paid for the use of a vessel at a daily rate for a fixed period of time. The shipowner is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses. At December 31, 2008, ten vessels of our controlled and owned fleet were time chartered-out with an average remaining duration of 20 days. Those vessels were the: Chesapeake Belle, Canarsie Princess, Cherokee Princess, Maori Maiden, Shawnee Princess, Siboney Belle, Savannah Belle, Tupi Maiden, Wichita Belle and Zuni Princess.

The following table shows the annual number of time charters-out, related duration and gross charter revenue since 2004.

Year	Number of Charters	Duration (Days)	Gross Revenue (in thousands)

2008	74	3,004	$83,883
2007	67	3,659	88,365
2006	57	4,301	63,114
2005	55	4,257	71,456
2004	46	2,780	50,746

B.  Our Business Strategy

Our business strategy consists of providing reliable transportation services to leading industrial shippers over key ocean trade routes. The key elements of our business strategy are:

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

Develop New Trade Routes.  We intend to continue developing new trade routes, such as adding sailings from Asia to Africa to our TBS Pacific Service. Our agents and port captains work closely with our clients, as well as potential clients, to identify additional services that we can provide.  We target routes that share the characteristics of our established routes and appear suited to our fleet and our full service approach.  When developing new trade routes, we initially utilize chartered-in vessels and commit resources to acquire vessels for operation on those routes once we have determined that the economics of the route are favorable and sustainable.

Develop Our Logistics Support. We intend to further develop our logistics support through our Five Star Service. The goal of our Five Star Service is to provide a complete transportation solution to our global customers by providing a fully-integrated cargo and transport management system. We offer total project coordination, door-to-door supply chain management including port services, terminal operations, trucking, barging, warehousing, distribution, inland pick-up and delivery, and documentation. The Five Star Service differentiates us from traditional dry bulk ship owners by adding strategic planning and logistics support to our customers. Additionally, we intend on expanding our port warehouse network to support our logistics services.

Expand Our Fleet of Focused Vessel Types.  We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program. In 2007, we contracted a Chinese shipyard to build six newly designed vessels. These 34,000 dwt vessels are a larger vessel class and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet. The ships were designed by a TBS team, drawn from all phases of our operations, to optimize our efficient cargo transportation in our trade lanes. One vessel, the Rockaway Belle, formerly Hull No NYHS200720, was launched in November 2008 and we expect to take delivery in the second quarter of 2009.

At December 31, 2008, the milestones met, as defined in the agreements, and the expected delivery dates are noted below:

	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp.
Milestone	Hull No NYHS200720 Rockaway Belle	Hull No NYHS200721 Dakota Princess	Hull No NYHS200722 To be Named	Hull No NYHS200723 To be Named	Hull No NYHS200724 To be Named	Hull No NYHS200725 To be Named
Contract Signing	Met	Met	Met	Met	Met	Met
Steel Cutting	Met	Met	Met	Met	Met
Keel Laying	Met	Met	Met
Launching	Met
Anticipated Delivery - Quarter/Year	2nd Qtr '09	4th Qtr '09	1st Qtr '10	2nd Qtr '10	3rd Qtr '10	4th Qtr '10

    Historically, we have expanded our fleet by acquiring second hand vessels.  During 2008 we purchased and took delivery of eleven vessels. While we remain committed to expanding our fleet, the current economic conditions and the current decline in demand for shipping services have caused us to reevaluate acquiring secondhand vessels. Pending any dramatic change in global economic conditions we have decided to suspend any further acquisitions of secondhand vessels. Our current business strategy includes growing through the acquisition of multi-purpose tweendeckers, under our new building contract, and chartering-in vessels as needed.

C.  Fleet Overview

    Our controlled fleet at December 31, 2008, totaled 47 vessels and is comprised of 24 multipurpose tweendeckers and 23 handysize and handymax bulk carriers, totaling nearly 1.4 million deadweight tons. All vessels are dual flagged in Panama and the Philippines.

    In the second quarter of 2009 we expect to take delivery of the first of six newbuild vessels. Delivery of the second newbuild vessel is expected in the fourth quarter of 2009. Delivery of the remaining four new build vessels is scheduled for 2010. The following table provides information regarding the 47 vessels in our controlled fleet at December 31, 2008, which excludes vessels chartered-in under short-term charter.

		Year	Deadweight
Vessel Name	Vessel Type	Built	Weight Tons

Manhattan Princess	Handymax Bulk Carrier	1982	45,526
Tuscarora Belle	Handymax Bulk Carrier	1984	44,189
Chesapeake Belle	Handymax Bulk Carrier	1984	44,146
Canarsie Princess	Handymax Bulk Carrier	1985	42,842
Yakima Princess	Handymax Bulk Carrier	1990	42,475
Mohawk Princess	Handymax Bulk Carrier	1982	42,360
Sioux Maiden	Handymax Bulk Carrier	1989	42,248
Houma Belle	Handymax Bulk Carrier	1985	42,219
Alabama Belle	Handymax Bulk Carrier	1986	41,808
Fox Maiden	Handymax Bulk Carrier	1985	40,902
Iroquois Maiden	Handymax Bulk Carrier	1983	40,876
Miami Maiden	Handymax Bulk Carrier	1984	39,333
Biloxi Belle	Handymax Bulk Carrier	1984	39,225
Nyack Princess	Handymax Bulk Carrier	1984	38,885
Tupi Maiden	Handymax Bulk Carrier	1992	38,852
Maori Maiden	Handymax Bulk Carrier	1984	37,734
Shinnecock Belle	Handymax Bulk Carrier	1985	37,451
La Jolla Belle (1)	Handymax Bulk Carrier	1982	35,025
Wichita Belle	Multipurpose Tweendecker	1991	28,843
Nanticoke Belle	Multipurpose Tweendecker	1989	28,835
Laguna Belle (2)	Multipurpose Tweendecker	1996	28,503
Seminole Princess (2)	Multipurpose Tweendecker	1997	28,503
Zuni Princess	Handysize Bulk Carrier	1984	28,166
Mohave Maiden	Handysize Bulk Carrier	1984	28,074
Tayrona Princess	Multipurpose Tweendecker	1983	26,320
Mohegan Princess	Multipurpose Tweendecker	1983	26,276
Oneida Princess	Handysize Bulk Carrier	1998	24,247
Arapaho Belle	Handysize Bulk Carrier	1998	24,021
Apache Maiden	Multipurpose Tweendecker	1987	23,325
Kickapoo Belle	Multipurpose Tweendecker	1987	23,319
Cherokee Princess	Multipurpose Tweendecker	1990	23,286
Taino Maiden	Multipurpose Tweendecker	1985	23,278
Tuckahoe Maiden	Multipurpose Tweendecker	1985	23,278
Caribe Maiden	Multipurpose Tweendecker	1987	22,800
Ottawa Princess	Multipurpose Tweendecker	1987	22,800
Savannah Belle	Handysize Bulk Carrier	1982	22,558
Shawnee Princess	Multipurpose Tweendecker	1984	22,323
Inca Maiden	Multipurpose Tweendecker (3)	1986	22,133
Navajo Princess	Multipurpose Tweendecker (3)	1987	21,902
Hopi Princess	Multipurpose Tweendecker	1984	20,401
Aztec Maiden	Multipurpose Tweendecker	1984	19,777
Seneca Maiden	Multipurpose Tweendecker	1986	19,764
Kiowa Princess	Multipurpose Tweendecker	1986	19,762
Ainu Princess	Multipurpose Tweendecker	1987	17,324
Siboney Belle	Multipurpose Tweendecker	1987	17,324
Tamoyo Maiden	Multipurpose Tweendecker	1986	17,235
Zia Belle	Multipurpose Tweendecker	1997	8,492
	Total DWT		1,398,965

(1)
La Jolla Belle was previously named Rockaway Belle and was part of our existing fleet.  On November 28, 2008 we launched the first of six newbuild ships which we have named Rockaway Belle. We expect to take delivery on that vessel in the second quarter of 2009.

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

(3)
These vessels are multipurpose tweendeckers with the ability to carry wheeled cargo such as automobiles, tractors or trailers. The vessels allow cargo to be "rolled on" and "rolled off" in addition to allowing cargo to be "lifted-on" and "lifted-off".

Multipurpose Tweendeckers

    Our multipurpose tweendecker vessels have retractable tweendecks that can convert a multipurpose tweendecker to a bulk carrier, and back again. Unlike container ships, which can carry only cargo that can be or has been pre-packaged into standard 20-foot or 40-foot containers, or bulk carriers that limit the ability to mix different cargoes in any one hold, multipurpose tweendeckers can be divided into multiple cargo compartments by a mezzanine deck, or tweendeck. The tweendeck permits the carriage of cargoes of differing sizes and shapes in the same or separate holds and permits greater flexibility in the stowage and carriage of cargo. Many of our vessels sailing eastbound from Asia will call at multiple Latin American ports to discharge cargo and load additional cargo for shipment to other ports. Cargoes are stowed in a manner that facilitates efficient loading and discharging.

    The following diagram shows a typical multipurpose tweendeck ship fitted for different types of cargo.

Bulk Carriers

    Our bulk carriers range in size from 22,558 dwt to 45,526 dwt. Several of the vessels have equipment that enables self-loading and discharging in an effort to enhance our ability to serve a broad range of ports.

D.  Classification and Inspection

    The hull and machinery of every commercial vessel must be "classed" by a classification society authorized by its country of registry. Our vessels currently are enrolled with Lloyds Register of Shipping, or LR, Nippon Kaiji Kyokai, or NKK, American Bureau of Shipping, or ABS, Det Norske Veritas, or DNV, and Bureau Veritas, or BV. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and international conventions promulgated by the International Maritime Organization, or IMO. These include the Convention on Maritime Pollution Prevention, the International Safety Management Code, ("ISM Code"), and International Convention for the Safety of Life at Sea, ("SOLAS"). All of our vessels have been certified as being "in class" by their respective classification societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is required to be drydocked every two to three years for inspection of the underwater parts of the vessel. Our fleet of 47 vessels will require approximately 94 drydockings over a five-year period. We anticipate drydocking approximately 19 vessels per year.  We drydocked 17 vessels during 2008, including one vessel that entered into drydock during December 2007.  During 2009, we anticipate drydocking 22 vessels, including one vessel that entered into drydock during December 2008.

	For the Year Ended December 31,
	2008	2007	2006
Vessels Entering Drydock	16	21	7

In 2008 and prior years, we used vessel drydocking as an opportunity to make steel renewal and reinforcements that might have been required during the next five to ten years, and we believe this will reduce the cost of future drydockings. For the immediate future our drydocking program will only address deficiencies identified and recommendations made by classification surveyors.

Our drydocking expenditures and surveys are being accounted for using the deferral method. Under the deferral method of accounting for drydocking, the costs incurred are deferred and amortized on a straight-line basis over the period through the date of the next drydocking, which is typically thirty months. We only include in deferred drydocking costs those costs that are incurred to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Normal repairs and maintenance, whether incurred as part of the drydocking or not are expensed as incurred.

E.  Operations Management, Ship Management and Commercial Agents

Substantially all of the operations, ship maintenance, supervision of crewing, technical support, purchasing, insurance, financial management services and the network of commercial agents necessary to support our fleet and operate our business are supervised by four service companies.

Two of the service companies, TBS Shipping Services and Roymar, are our wholly-owned subsidiaries that we acquired from our principal shareholders at the time of our initial public offering in June 2005. These service companies manage the accounts of our other subsidiaries and, on their behalf, make payments and advances for costs associated with the operation of our business. The other service companies, TBS Commercial Group Ltd. ("TBS Commercial Group") and Beacon Holdings Ltd. ("Beacon"), are affiliated with us by common ownership. Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 46.5% of our issued and outstanding common shares and hold 37.8% of the voting power of our shares.  Each of these individuals is also a principal of, and together with Alkis N. Meimaris, who retired from the Company effective January 1, 2006, control TBS Commercial Group and Beacon.  Messrs. Bayley, Blatte, McNelis, Meimaris and Royce own 36%, 9%, 15%, 9% and 31%, respectively of TBS Commercial Group and Beacon.  Together these four companies employ approximately 340 experienced professionals who meet regularly with shippers and consignees to market our services in more than 20 countries and address the needs and concerns of our customers.

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

Commercial agents

We have established a network of long-term commercial and operational relationships with affiliated commercial agency service companies. The majority of these service companies are wholly or partly-owned by TBS Commercial Group. Our principal shareholders own TBS Commercial Group. These service companies employ locally-based sales and customer service professionals who personally meet with shippers and consignees on a regular basis. These professionals provide a competitive advantage by addressing our customers' concerns and anticipating their future needs through their personal contact with our customers. We believe that personal attention to customers has played a critical role in our growth and success. Our method of operation focuses on sales and service for long-term sustained expansion. The agreements with TBS Commercial Group are subject to the approval of the Compensation Committee of our Board of Directors. We paid TBS Commercial Group approximately $16.8 million, $8.0 million, and $6.2 million in 2008, 2007, and 2006, respectively.  See "Note 14 — Related Party Transactions" to our consolidated financial statements.

F.  Employee and Labor Relations

As of December 31, 2008, we had approximately 170 office employees located in Yonkers and Scarsdale, New York. Additionally, we have contracted with three unaffiliated manning agents, Aboitiz Jebsen Bulk Transport Corp., Intermodal Shipping, Inc., and Magsaysay Maritime Corp to provide approximately 1,128 Filipino officers and non-officers to crew our vessels. We are not a party to the contracts with the seagoing personnel who are required to have appropriate maritime licenses.  Historically our labor relations have been good.

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

A substantial majority of our repeat business is based on our relationships and reputation with our customers, and is not governed by long-term contracts. We depend upon a limited number of customers for a large part of our revenue. Our top ten customers by revenue, accounted for, in the aggregate, 45.5% of our total  consolidated revenue for 2008.  We have Contracts of Affreightment with several of these customers.

As noted in the table below, only one of our customers, Dangote Industries Limited, accounted for more than 10% of revenue. The loss of any of these customers could have a material adverse effect on our results of operations. The percentages of consolidated revenues from our major customers for each of the last three fiscal years are as follows:

	Year Ended December 31,
Customer	2008	2007	2006
Dangote Industry Limited	13.0%	13.4%	15.1%
Constructions Materials	6.9%	2.5%	0.2%

No other customer accounted for more than 5% of our consolidated revenues.

We transport cargo throughout the world, including the United States. The amount of voyage revenue generated by country for each of the last three fiscal years, after reduction for despatch, is as follows (in thousands):

	Year Ended December 31,
Country	2008	2007	2006
Brazil	$127,360	$72,053	$51,653
Japan	79,812	40,592	33,409
United Arab Emirates	69,714	24,406	9,415
Peru	48,707	31,728	16,584
Chile	46,923	11,219	14,977
China	42,319	21,624	16,157
USA	33,702	19,785	21,256
Korea	15,699	5,775	6,018
Venezuela	9,903	4,579	8,453
Argentina	8,312	15,059	1,513
Others	36,456	14,689	7,712
	$518,907	$261,509	$187,147

Revenue attributed to these countries is based on the location where the cargo is loaded. Time charter revenue by country cannot be allocated because we do not control the itinerary of the vessel. To conform to the 2008 presentation, we revised the 2007 and 2006 Consolidated Statements of Income for despatch.  Despatch of $2.7 million and $1.9 million for 2007 and 2006, respectively, which were previously classified as voyage expense, are now included in voyage revenue.  This revision did not impact net income.  Despatch is the amount paid to a charterer when the loading or discharging of a vessel takes less time than contracted.

H.  Competition

The cargo markets we serve are highly competitive. Our competition on the routes we serve consists primarily of regional shipping companies focused on the breakbulk market, international bulk shipping companies competing in the large lot segment of the bulk metal concentrates market and larger shipping concerns that compete in diverse shipping segments in addition to the breakbulk market. We compete on the basis of targeting niche markets that include trade routes, ports and cargoes not efficiently served by many container and large dry bulk vessel operators.  We focus on smaller lots of 1,000 to 10,000 metric tons in the bulk metal concentrates market in Chile and Peru, whereas other bulk shipping companies focus on shipments of 20,000 to 45,000 metric tons of bulk metal concentrates. Additionally, we compete with other regional shipping companies in providing logistics, operations, port services and strategic planning.

I.  Environmental and Other Regulations

Vessel Environmental Regulations

Ocean shipping is affected by extensive and changing environmental protection and other laws and regulations. These laws and regulations take the form of international conventions and agreements, including the International Maritime Organization, ("IMO"), conventions and regulations and the Safety of Life at Sea, ("SOLAS"), with which all internationally trading vessels must comply, and national, state and local laws and regulations, all of which are amended frequently. Compliance with these laws and regulations may entail significant expenses at any time, including expenses for ship modifications and changes in operating procedures, which could have an adverse effect on our results of operations. Subject to the discussion below and to the fact that the kinds of permits, licenses and certificates required for the operation of the owned vessels will depend upon a number of factors, we believe that we have and will be able to obtain all permits, licenses and certificates material to the conduct of our operations.

In the United States, we may be exposed to various federal, state and local environmental laws, ordinances and regulations, requiring the clean up of environmental contamination resulting from a discharge of oil or hazardous substances, and may be held liable to a governmental entity or to third parties in connection with any such contamination. These laws typically impose cleanup responsibility, and liability, which under these laws, has been interpreted to be strict, joint and several, and subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from releases may be substantial.

Although we do not transport petroleum products, we are subject to the U.S. Oil Pollution Act of 1990, ("OPA 90"), because we use petroleum products for fuel and because the possibility of accidents involving oil tankers presents an exposure to our vessels. Under OPA 90, vessel owners, operators and bareboat charterers are responsible parties and are jointly, severally and strictly liable, unless the spill results solely from the act or omission of a third party, an act of God or an act of war, for all containment and cleanup costs and other damages resulting from the discharge or threatened discharge of oil into the navigable waters, adjoining shorelines or the 200 nautical mile exclusive economic zone of the United States.  OPA 90 limits the liability of responsible parties for such costs and damages to the greater of $950 per gross ton of the vessel or $800,000 per non-oil tanker vessel that is over 300 gross tons, subject to possible adjustment for inflation. The Federal Water Pollution Control Act, ("FWPCA"), imposes significant civil penalties as well as strict, joint and several liability on responsible parties for removal costs and natural resource damages arising from the discharge of oil or other hazardous substances into U.S. navigable waters, adjoining shorelines, waters of the contiguous zone and areas of the outer continental shelf and deepwater ports. The Comprehensive Environmental Response, Compensation & Liability Act of 1980, ("CERCLA"), imposes strict, joint and several liability on responsible parties for releases and threatened releases of hazardous substances (other than oil) whether on land or at sea, subject to limits depending on the nature of the vessel and its cargo. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels over 300 gross tons carrying hazardous substances as cargo. The limits on liability under OPA 90, FWPCA and CERCLA do not apply if the discharge is caused by gross negligence, willful misconduct, or in the cases of OPA 90 and CERCLA, the violation by a responsible party or its agent of any applicable safety, construction or operating regulation. The statutory limits on liability may not apply in certain other instances, including if the responsible parties fail or refuse to report the incident or refuse to cooperate and assist in connection with oil removal activities. In addition, OPA 90, FWPCA and CERCLA specifically permit individual states to impose their own liability regimes with regard to oil and hazardous waste releases occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. In some cases, states that have enacted such legislation have not yet issued implementing regulations under these laws. We intend to comply with all applicable state regulations in ports where we call.

Pursuant to regulations promulgated by the U.S. Coast Guard, responsible parties (as defined in such regulations) must establish and maintain evidence of financial responsibility in the amount of $950 per gross ton, for a non-tank vessel. The Protection & Indemnity ("P&I") Associations, which historically provided shipowners and operators financial assurance, have refused to furnish evidence of insurance to responsible parties, and therefore responsible parties have obtained financial assurance from other sources at additional cost, including evidence of surety bond, guaranty or by self-insurance.

Port state authorities in general and in certain jurisdictions in particular have become more active in inspecting older vessels visiting their ports and, in certain instances, demanding that repairs be made before allowing a vessel to sail, even though that vessel may be fully insured, in class and in compliance with all relevant maritime conventions including SOLAS.

The IMO has adopted regulations that are designed to reduce oil pollution in international waters. In complying with OPA 90, IMO, and other regulations that may be adopted, shipowners and operators may be forced to meet new maintenance and inspection requirements, develop contingency arrangements for potential spills and obtain insurance coverage.

The technical manager of our vessels, Roymar, is ISO 14001:2004 certified. Roymar has developed and implemented environmental practices and monitoring thereof; which protect and preserve the marine environment in which our managed vessels operate. We have high standards in our fleet for pollution prevention, regulatory compliance and continual improvement of our environmental management activities.

Other Regulations

Operation of our vessels also is affected by the recently adopted requirements of the International Maritime Organization's International Safety Management Code for the Safe Operation of Ships and Pollution Prevention, ("ISM") Code.  The ISM Code mandates an extensive "Safety Management System" that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating vessels safely and describing procedures for dealing with emergencies.  Our owned vessels and Roymar, the technical manager of our vessels, are currently ISM Code certified.

We also are required by various governmental and quasi-governmental agencies and other regulatory authorities to obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. See D above ― "Classification and Inspection" for more information.

J.  Security

    Since the terrorist attacks of September 11, 2001, a variety of initiatives intended to enhance vessel security have been enacted, including the Maritime Transportation Security Act of 2002, or MTSA. U.S. Coast Guard regulations require that vessels operating in waters subject to the jurisdiction of the United States implement a number of security measures. Similarly, a new chapter of SOLAS, dealing specifically with maritime security, which came into effect in July 2004, dealing specifically with maritime security imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. Since July 1, 2004, to engage in international trade, a vessel must have an International Ship Security Certificate, or ISSC, which attests to the vessel's compliance with SOLAS security requirements and the ISPS Code, from a recognized security organization approved by the vessel's flag state. ISPS Code requirements include:

•
on-board installation of automatic identification systems to provide a means for the  automatic transmission of safety-related information among similarly equipped ships and shore stations, including information on a ship's identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems that do not sound on the vessel but instead alert the onshore authorities
•	development of vessel security plans;
•	permanent marking of a ship's identification number on its hull;
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

Protection and Indemnity, or P&I, Insurance includes coverage for oil pollution, damage to docks and other installations and coverage against third-party liabilities encountered in our commercial operations. It also includes coverage for the death, injury or illness of our crew. Our P&I insurance is provided by mutual marine insurance associations, or P&I Clubs.  P&I Clubs are formed by shipowners to provide protection from large financial losses to one member by contribution towards the loss by all members. We are subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the clubs in the event claims exceed available funds and reserves. We also are subject to future premium increases based on prior year underwriting loss experience.  We have an overall coverage limit of $4.5 billion for damage to cargo and third party liabilities and a sublimit for oil pollution of $1.0 billion per vessel for each accident or occurrence.  Deductibles range from $5,000 to $50,000 depending on the nature of the claim.

Other Insurance is maintained for legal expenses with respect to freight, demurrage and defense claims. We also carry limited insurance covering the loss of revenue resulting from extended vessel off-hire periods.

L.  Taxation

U.S. Taxation of TBS International Limited – Shipping Income

Unless exempt from U.S. federal income taxation under the rules discussed below, a foreign corporation generally is subject to U.S. federal income tax in respect of shipping income derived from sources within the United States. For these purposes, 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States constitutes income from sources within the United States ("U.S. source shipping income"). Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States.  Accordingly, in the absence of an exemption from tax under Section 883 of the U.S. Internal Revenue Code, as amended (the "Code") our gross U.S. source shipping income would be subject to either a 4% tax imposed without allowance for deductions or to a net basis tax.

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

U.S. source shipping income of a foreign corporation will qualify for exemption from U.S. federal income tax under Section 883 of the Code if (i) the corporation is organized in a foreign country that grants an equivalent exemption to U.S. corporations (the "country of organization requirement"), (ii) the stock of the corporation, or the direct or indirect corporate parent thereof (provided the parent is organized in a country that satisfies the country of organization requirement) is "primarily and regularly traded on an established securities market" in such country, in another country that grants the equivalent exemption from tax to U.S. corporations or in the United States, and (iii) certain other requirements are met, including that non-qualified shareholders, each holding 5% or more of a class of stock of the corporation, do not own 50% or more of the total value of such class of stock for more than one-half the days of taxable year (together, the "publicly traded test").  This exemption is available whether or not the corporation has or is considered to have a fixed place of business in the United States that is involved in the earning of U.S. source shipping income.  Regardless of whether our U.S. source shipping income qualifies for exemption under Section 883 of the Code, gain realized on a sale of a vessel generally will not be subject to U.S. federal income tax, provided the sale is considered to occur outside of the United States for U.S. federal income tax purposes.

We currently qualify for exemption under Section 883 of the Code, because International and its subsidiaries currently are incorporated in jurisdictions that satisfy the country of organization requirement and we satisfy the publicly traded test by virtue of International’s Class A common shares being primarily traded on the NASDAQ Global Select Market.  Further, the aggregate ownership of all non-qualified 5% shareholders is less than 50% of the total value of the Class A common shares.  If at any time we fail to satisfy the publicly traded test and we are unable to qualify for another applicable exemption, our U.S. source shipping income would be subject to U.S. federal income tax, either under the gross tax or net tax regime, each of which is described above.

Federal and State Taxation of TBS International Limited’s U.S. Subsidiaries

Our U.S. subsidiaries, Roymar and TBS Shipping Services and its subsidiaries, are subject to U.S. federal and state income taxes on the income earned by the respective subsidiary.

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

M.  Website Access to Reports

We make all of our filings with the SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available free of charge on our website at www.tbsship.com, under the Investor Relations tab, "SEC Filings" section.  These reports are available soon after they are filed electronically with the SEC.  Our SEC filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

 Additionally, our corporate governance materials, including the charters of the Audit, Compensation, Nominating and Corporate Governance Committees, the Corporate Governance Guidelines, and the Code of Business Conduct and Ethics may also be found under the "Governance" section of our website at www.tbsship.com.  A copy of the foregoing corporate governance materials is available free of charge upon written request.  In addition, we intend to post on our website at www.tbsship.com any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, corporate controller and other employees performing similar functions within four business days following the date of such amendment or waiver.

Item 1A. Risk Factors

    The following risk factors and other information included in or incorporated by reference into this report should be carefully considered.  Additional risks and uncertainties not presently known to us may also impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our Class A common shares could decline.

Risk Factors Relating to the Shipping Industry & Current Economic Conditions

Current economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition.

    The global economy is currently undergoing a period of unprecedented volatility and recent declines in consumer and business confidence and spending, severe reductions in the availability of credit, and volatility in the capital and credit markets have adversely affected the business and economic environment in which we operate. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors we have described below.

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.  Additionally, a protracted global recession could have a material adverse effect on our operating income, cash flows and the trading price of our stock.

    The dry bulk shipping industry is volatile and unpredictable. We have experienced added volatility in freight rates directly correlating to the current worldwide financial crisis. The worldwide financial crisis has reduced the availability of liquidity and credit to borrowers, which further restricted shipping rates. Corresponding with the decline in freight rates there has been a reduced demand for steel products, agricultural commodities, metal concentrates, and aggregates. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. This market turmoil and tightening of credit have led to a widespread reduction of business activity generally, which has adversely affected demand for our services.  Shipping rates and demand for shipping services correspond directly with the demand and price for commodities. Due to the economic condition for commodities and in conjunction with the volatile prices for steel products, agricultural commodities, metal concentrates, and aggregates, demand for shipping services has also moderated.

    These conditions continued into early 2009, and we cannot predict the ultimate severity or length of the current economic crisis, or the timing or severity of future economic or shipping downturns. Any continuing economic slowdown, including a recession in major geographic regions, could further reduce the demand for shipping services while decreasing freight rates and increasing our costs, which could have a material adverse effect on our results of operations and financial condition, including causing asset impairments, as well as a material adverse affect on our operating income, cash flows and the trading price of our stock. International efforts to address the current global economic crisis may be unsuccessful in preventing a global recession.

    Moreover, our business is exposed to risks associated with the creditworthiness and stability of our suppliers, customers and business partners. The consequences of such adverse effects could include interruptions or delays in performance of our contracts, reductions, renegotiations and interruptions in customer contracts, delays in or the inability of customers to obtain financing to finance shipping, and bankruptcy of customers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.  Further, a continued downturn in the economy and our revenues could adversely affect our ability to maintain specified financial ratios and satisfy financial covenants required by our credit facilities.

    The current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Continued disruption of the credit markets has affected and could continue to adversely affect our suppliers’ and customers’ access to credit, which supports the continuation and expansion of their businesses worldwide and could result in disruptions in our business operations, contract cancellations or suspensions and payment delays or defaults by our customers. If current market conditions continue for a protracted period, our ability to access credit on favorable terms, or at all, may be adversely affected, which may limit our ability to finance future operations or capital needs, acquire vessels or pursue business opportunities.

Costs and revenues in the shipping industry are volatile.

    The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges and currency exchange rates, as well as in vessel charter rates and vessel values due to changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry.  During the first three quarters of 2008 shipping rates were at record high levels; however, in the fourth quarter shipping rates began to significantly decrease.  We have experienced significant growth in recent years, particularly from the increase in freight rates.  We do not expect to be able to maintain the same percentage of revenue growth in the future that we were able to produce during 2008.

    Changes to marine regulatory regimes in the ports at which our vessels call also may increase our costs.  Our revenue is influenced by a number of factors that are difficult to predict with certainty, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, port congestion, canal closures, political developments, and armed conflicts, acts of terrorism, embargoes, and strikes.  Demand for our transportation services is influenced by the demand for the goods we ship, including fertilizers, metal concentrates, steel products, aggregates and agricultural commodities, which in turn is affected by general economic conditions, commodity prices and competition.  Steel products, metal concentrates, agricultural commodities, and aggregates accounted for approximately 24.8%, 17.9%, 16.7%,  and 13.3%, respectively, of our total voyage revenues in 2008.  Beginning in the fourth quarter of 2008 and continuing in 2009 the worldwide economy has experienced a sluggish demand for steel products, metal concentrates, agricultural commodities, and aggregates.  This moderating demand for product has translated into a decreased demand for shipping.  A further decrease in demand for these products could adversely affect our results of operations.

Our business depends to a significant degree on the stability and growth of the Asian economies.

Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of Latin American and Asian countries and on the demand for our services, and could be expected to result in further declines in freight rates and in the value of our vessels.  We expect that a significant decline in the Asian economies would have a materially adverse effect on our results of operations.

Freight rates for ocean transport, whether computed on a spot or period basis, are currently below average levels as compared to prior years, as are prices for secondhand vessels.  The strength of the shipping industry in the past several years had been attributable, to a significant degree, to the rapid growth of the Chinese economy.  Economic growth in China caused unprecedented demand for raw materials from Latin America, including iron ore, bauxite, soybeans, timber, zinc, manganese and copper.  These raw materials generally are transported by ocean freight. The growth of the Chinese economy stimulated growth in other Asian economies as well.  The increased demands for trans-Pacific ocean freight resulted in increased ocean shipping freight rates, charter rates and vessel values across the globe.  A prolonged decline or further deterioration in the Chinese and Asian economies may have a material adverse effect on our operating income, financial condition, cash flows and the trading price of our stock.

High or volatile oil prices could adversely affect the global economy and our results of operations.

As oil prices continue to fluctuate and experience periods of prolonged volatility, the global economy could weaken significantly.  A global recession or depression would significantly reduce the demand for ocean freight while our fuel costs could increase.  A significant reduction in the demand for ocean freight would have a material and adverse impact on our results of operations and financial condition.

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

Worldwide increases in shipping capacity may further reduce shipping rates, which could adversely affect our results of operations.

The worldwide supply of shipping capacity is influenced by the number of newbuilding deliveries, the scrapping of older vessels, vessel casualties and the number of vessels that are out of service. An excess in shipping capacity may result in a reduction of shipping rates, which may adversely affect the profitability of our shipping services.

 The current recession is reducing the supply of ocean-going tonnage and eliminating the specter of overbuilding that previously cast its shadow over 2010 and 2011. This can be observed in the increased scrapping of vessels; an inordinate number of vessels placed in lay-up that will not be reactivated until freight rates materially increase; and the reduction in newbuildings. Additionally, there is a shortage of multipurpose tweendeckers with deadweight tonnage of 19,000 and larger. While excess shipping capacity is being addressed in response to current market conditions, it will continue to be an issue.

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

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  Our policies mandate compliance with these laws.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  Despite our training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from reckless or negligent acts committed by our employees or agents.  Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations.

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

The IMO has adopted regulations that are designed to reduce oil pollution in international waters.  In complying with U.S. Oil Pollution Act of 1990, or OPA 90 and IMO regulations and other regulations that may be adopted, shipowners and operators may be forced to incur additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage.  Additional laws and regulations may be adopted that could have a material adverse effect on our results of operations. In the United States and in other countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations and may be required to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel.  We also may be held liable to a governmental entity or to third parties in connection with the contamination. These laws typically impose cleanup responsibility.  Liability under these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses.  The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

The shipping industry has inherent operational risks, which may not be adequately covered by insurance.

The operation of any ocean going vessel carries with it an inherent risk of marine disaster, environmental mishaps and collision or property losses.  In the course of operating a vessel, marine disasters such as oil spills and other environmental mishaps, cargo loss or damage, business interruption due to political developments, labor disputes, strikes and adverse weather conditions could result in loss of revenues, increased liabilities or costs.  We transport bulk cargoes such as fertilizer, salt and coal which, if not transported properly, could pose a risk to our vessels and to the environment.  We cannot assure you that any insurance we maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation or that any insurance claims would be paid or that insurance will be obtainable at reasonable rates in the future.  Any significant loss or liability for which we are not insured, or for which our insurers fail to pay us, could have a material adverse effect on our financial condition.  In addition, the loss of a vessel would adversely affect our cash flows and results of operations.

Risk associated with the shipping industry could affect our business and reputation, which could adversely affect our results of operations and share price.

As mentioned above, the operation of ocean going vessels carries inherent risk of marine disaster and environmental mishap.  The involvement of our vessels in a marine disaster or an environmental mishap will harm our reputation as a safe and reliable vessel owner and operator, could have a material adverse effect on our financial condition and results of operations and could adversely affect our share price.

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

Our top ten customers by revenue, accounted for, in the aggregate, 45.5% of our total 2008 consolidated revenue.  We have Contracts of Affreightment with several of these customers. None of the customers accounted for more than 10% of revenue except for Dangote Industries Limited. The loss of any of these customers or a significant reduction in the amount of cargoes shipped using our vessels, including reductions or delays due to customer temporary stoppage, could adversely affect our results of operations.

As our fleet ages, the risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain an ocean going vessel in good operating condition increase with the age of the vessel.  As of December 31, 2008, the average age of the 47 vessels in our controlled fleet was 21 years.  We estimate that the economic useful life of most multipurpose tweendeckers and handymax bulk carriers is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance.  Some of our dry bulk carriers are used to transport products such as coal, salt or fertilizer that may damage our vessels and reduce their useful lives, if we do not follow specified maintenance and cleaning routines.  Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance.  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel.  Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage.  We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives or that we will be able to sell them profitably when we no longer can utilize them in our fleet.

Our vessel expenses are primarily inelastic, and any unexpected decrease in revenue would harm us.

    Generally vessel expenses, such as fuel, lube oil, crew wages, insurance, bunkers, stores, repairs and maintenance do not vary significantly with the amount of cargo carried. As a result, a change in the tons of cargo carried or a decrease in freight rates would have a disproportionate effect on our operating and financial results. Any pronounced slowdown or decline in demand for shipping may require us to run voyages at less than full capacity in an effort to maintain all of our shipping routes.   Our inability to fully book a ship would reduce revenue on each voyage while the vessel and voyage costs would remain fairly constant. We do not have long-term contracts with our customers and if we are unable to fully book our vessels, we may operate voyages at a loss.  Additionally, we could be affected by factors beyond our control such as irrational pricing from the market. Accordingly our profitability and liquidity would be adversely affected.

We may be required to record a significant charge to earnings if our long-lived assets or goodwill becomes impaired.

We are required to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management performs impairment analyses when certain triggering events occur.  Factors that would indicate potential impairment may include, but are not limited to, a significant decrease in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined.

Goodwill is required to be tested for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances indicating that the carrying value of goodwill may not be recoverable include a decline in stock price and market capitalization, or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. This may adversely impact our results of operations. As of December 31, 2008, our goodwill was $8.4 million.

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

We anticipate that we will have an average of approximately 19 vessels per year being drydocked, based on our current controlled fleet of 47 vessels and the requirement to drydock each vessel twice during a five-year cycle.  During 2009, we expect to drydock 22 vessels, including one vessel which entered drydock in December 2008.  In addition, we will need to reposition our vessels or charter-in outside vessels to accommodate our drydocking schedule and business needs.  Approximately 25 of our vessels regularly trade in the Atlantic and Middle East region; consequently, drydocking our vessels in Chinese shipyards requires complex logistics planning.  We are investigating having the drydockings done at shipyards closer to where some of our vessels trade.  The loss of earnings while the vessel is being drydocked, as well as the repositioning of our vessels in response to the drydocking and the actual costs of the drydocking and possible charter-in expense in response to the drydocking, could have a material adverse effect on our cash flows and results of operations.

Our vessels may suffer damage and we may need to unexpectedly drydock a vessel, which could adversely affect our operations.

If a vessel suffers damage, it may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and can be substantial.  The loss of earnings while the vessel is being repaired and the repositioning of our vessels in response to the unexpected drydocking, as well as the actual costs of the repairs, could have a material adverse effect on our cash flows and results of operations.  We may not have insurance that is sufficient to cover all of these costs or losses.

Construction delays or mechanical faults could affect our ability to replace aging vessels or grow our vessel fleet.

We depend on China Communications Construction Company and Nantong Yahua Shipbuilding Co. to construct and deliver the new multipurpose tweendeckers that we contracted to purchase on a timely basis and in good working order. The complicated nature of building these kinds of vessels involves risks. Delays or mechanical faults in vessel construction may affect our ability to increase cargo volumes on key routes or to win new customers and could necessitate unscheduled drydocks and repairs of vessels. Shipyard insolvency and other industrial actions could also delay or indefinitely postpone the timely delivery of new vessels.  Construction delays or mechanical faults in new vessels could have a material adverse effect on our ability to replace aging vessels, our ability to grow our vessel fleet, our cash flows and our results of operations.

There are risks associated with the operation of secondhand vessels.

Part of our previous business strategy involved growing our fleet through the purchase of secondhand vessels. Current economic conditions and the current decline in demand for shipping services have caused us to reevaluate acquiring secondhand vessels. Pending any dramatic change in global economic conditions we have decided to suspend any further acquisitions of secondhand vessels. Secondhand vessels generally carry no warranties from the sellers or manufacturers.  Although we inspected secondhand vessels prior to purchase, an inspection normally would not provide us with the same knowledge about their condition that we would have if they had been built for and operated exclusively by us.  Secondhand vessels may have conditions or defects that we were not aware of when we bought the vessel and that may require us to undertake costly repairs.  These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization.  The costs of drydock repairs are unpredictable and can be substantial.  The loss of earnings while our vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease our income from operations.  We may not have insurance that is sufficient to cover all of these costs or losses and may have to pay drydocking costs not covered by our insurance.  Our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

The market value of vessels can and does fluctuate significantly.

The shipping industry historically has experienced volatility in vessel valuations. The market value of vessels is highly volatile and will continue to fluctuate depending on economic and market conditions affecting the shipping industry and prevailing charter hire rates, vessel supply and rates of vessel scrapping, competition from other shipping companies and other modes of transportation, types, sizes and age of vessels, applicable governmental regulations and the cost of newbuildings.  The market price for secondhand vessels during the past few years had been at all-time highs, and we paid accordingly to acquire vessels. The declining market prices of secondhand vessels, which began in late 2008, has continued into 2009, and may continue to decline. As shipping rates began to fall, the corresponding values for dry bulk and multipurpose vessels also began to fall. If the market value of our fleet declines, we may not be able to obtain additional financing or incur debt on terms that are acceptable to us or at all in connection with future vessel acquisitions or obtain additional debt financing for other purposes.  A sharp decline in the value of our fleet could cause us to breach some of the covenants contained in the financing agreements relating to our current indebtedness.  If we breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our controlled fleet.  If the book value of our fleet is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, that decline would result in a loss that would adversely affect our operating results.  A further decrease in the value of our fleet could result in the following:  our income statement would include an impairment loss in income from continuing operations for the reduction of value of the assets; net income would be lower; long-term assets on our balance sheet would be reduced by the amount of the impairment; stockholders' equity would be reduced as a result of the impairment loss included in the income statement; our debt-to-equity ratio would be higher because stockholders' equity would be reduced; our debt-to-assets ratio would be higher; and our net interest could be higher if we are in violation of our loan-to-value ratio required by our loan covenants.

We may not be able to grow our vessel fleet or effectively manage our growth.

A principal focus of our strategy is to continue to grow by increasing the number of vessels in our fleet and by taking advantage of changing market conditions, which may include increasing the frequency of service on routes we already operate or adding new routes and expanding into other regions.  Our future growth will depend upon a number of factors, some of which we or our affiliated service company, TBS Commercial Group and Beacon, can control and some of which we, TBS Commercial Group or Beacon cannot control. These factors include our ability to:

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

The failure to effectively identify, purchase, develop and integrate any newly acquired vessels could adversely affect our business, financial condition and results of operations.  Our current operating and financial systems may not be adequate as we expand the size of our fleet and our attempts to improve those systems may be ineffective.  In addition, as we expand our fleet, our service companies will need to hire suitable additional management and administrative personnel and our affiliated service companies will need to recruit and train port captains and other local staff necessary to meet the needs of our growing business.  We cannot assure you that we will be able to hire suitable employees as we expand our business.  If our operating and financial systems are not effective or if we or our affiliated service companies cannot recruit and retain suitable employees as we grow, our future operations could be adversely affected.

We may be unable to pass along increased fuel costs to our customers.

A majority of our revenue is derived from freight voyages for which we bear the fuel expense, in contrast to charters, for which the charterer bears the fuel expense. Fuel expense represented approximately 51% of our voyage expense for the year ended December 31, 2008, compared to approximately 44% in the full year 2007 and 46% in the full year 2006. If we are unable to pass along increased fuel costs to our customers, high oil prices could adversely affect our results of operations.

Shortages of qualified crews, engineers and vessel captains could adversely affect our business.

Newbuilding programs, including our own, have increased the demand for qualified crew, engineers and vessel captains to work on our vessels, and stringent certification standards required by national and international regulations, such as "Standards of Training, Certification and Watchkeeping for Seafarers" promulgated by the IMO, make it difficult to recruit qualified crewmembers.  We use three unaffiliated manning agents, Aboitiz Jebsen Bulk Transport Corp., Intermodal Shipping, Inc., and Magsaysay Maritime Corp. to provide Filipino officers and non-officers to crew our vessels.  If we are unable to recruit and retain enough crew, engineers or vessel captains with the appropriate skills, we may be unable to satisfy any increased demand for our shipping services, which could have an adverse effect on our business, financial condition and results of operations.

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

Under the U.S. Internal Revenue Code, as amended, or the Code, 50% of the gross shipping income of a corporation that owns or charters vessels, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as U.S. source shipping income.  Our U.S. source shipping income will be subject to either a 4% U.S. federal income tax without allowance for any deductions or to a net basis tax, unless an exemption is available.

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

Our ability to continue to qualify for the exemption depends on circumstances related to the ownership of our common shares that are beyond our control and on interpretations of existing regulations of the U.S. Treasury Department.  In particular, if 50% or more of our Class A common shares are held by one or more non-qualified U.S. shareholders, each of whom owns 5% or more of the shares, the exemption would not be available.  At December 31, 2008, non-qualified U.S. shareholders who own 5% or more of our shares owned an aggregate of 20.4% of our Class A common shares.  We cannot assure you that we will qualify for exemption under Section 883 in the future.

Changes in the Code, the Treasury regulations or the interpretation thereof by the Internal Revenue Service or the courts could also adversely affect our ability to take advantage of the exemption under Section 883.

We may be treated as a passive foreign investment company in the future, which would result in adverse tax consequences to holders of our Class A common shares.

Based upon the nature of our current and projected income, assets and activities, we do not believe that we are, and we do not expect the Class A common shares to be considered shares of, a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. However, the determination of whether the Class A common shares constitute shares of a PFIC is a factual determination made annually, and we cannot assure you that we will not be considered a PFIC in the future. If we are treated as a PFIC, a holder of our Class A common shares would be subject to special rules with respect to any gain realized on the sale or other disposition of the Class A common shares and any "excess distribution" by us to the holder (generally, any distribution during a taxable year in which distributions to the holder on the Class A common shares exceed 125% of the average annual taxable distribution the holder received on the Class A common shares during the preceding three taxable years or, if shorter, the holder’s holding period for the Class A common shares). Under those rules, the gain or excess distribution would be allocated ratably over the holder’s holding period for the Class A common shares, the amount allocated to the taxable year in which the gain or excess distribution is realized and to taxable years before the first day we became a PFIC would be taxable as ordinary income, the amount allocated to each other year (with certain exceptions) would be subject to tax at the highest tax rate in effect for that year, and the interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such year.

The majority of our revenue is derived from operations outside the United States and may be adversely affected by actions taken by foreign governments or other forces or events over which we have no control.

We derive a significant portion of our voyage revenue from operations in Latin America, Asia, Africa and the Middle East.  Our profitability will be affected by changing economic, political and social conditions in these regions. In particular, our operations may be affected by war, terrorism, piracy, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations.  The economies of the Latin American countries where we conduct operations have been volatile and subject to prolonged, repeated downturns, recessions and depressions.  Adverse economic or political developments or conflicts in these countries could have a material adverse effect on our operations.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates.  We incur approximately 9% of our operating expenses in currencies other than U.S. dollars.  At December 31, 2008, approximately 12% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.  Therefore, when the U.S. dollar weakens in relation to the currencies of the countries where we incur expenses, our U.S. dollar reported expenses increase and our income will decrease.  Changes in the relative values of currencies occur from time to time and may, in some instances, have a significant effect on our operating results.

Risk Factors Related to Our Financings

Our indebtedness could affect our ability to provide strong results to the holders of our Class A common shares.

Our indebtedness could have important consequences to investors, including:

•	Increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;
•	Our level of debt may limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
•
We may be required to use a substantial portion of our cash flow from operations for the payment of interest on our debt which would reduce our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•
While most of our debt is covered under swap agreements, we do have some exposure to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in a higher interest expense in the event of increases in interest rates;

•	Our current debt could limit our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate;
•	Our banks could demand mandatory prepayment or delivery of additional security in the event that the fair market value of the vessels falls below limits specified in the loan agreement; and
•	We could be at a competitive disadvantage compared with our competitors that have less indebtedness.

Our credit facilities require us to maintain specified financial ratios and satisfy financial covenants.

We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.   Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants or our inability to maintain the required financial ratios under our credit facilities would result in a default.  If a default occurs under any of our credit facilities, the lender could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, any acceleration of the debt outstanding under the credit facilities or other agreements upon a declaration of default could result in a default under our other credit facilities. Based on current internal projections we anticipate that we will not meet the covenant requirements in 2010.  At that time the Company will need to obtain additional waivers, modify the terms of the existing credit facilities or refinance our debt.

If we default under any of our loan agreements, we could forfeit our rights in our vessels and their charters.

We have pledged all of our vessels as security to the lenders under our loan agreements.  Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels, and we could lose our rights in the vessels and their charters.

Our credit facilities currently impose, and it is possible that any additional debt incurred could impose, significant operating and financial restrictions on us.

The indenture governing our asset-based revolving credit facility debt does, and in future agreements may, contain covenants that could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.
 Our credit facilities restrict, among other things, our ability to:

•	create certain liens;
•	create, incur or assume additional indebtedness;
•	make or hold certain investments;
•	merge, dissolve, liquidate consolidate or dispose of all or substantially all of our assets;
•	declare or pay dividends or make other distributions;
•	purchase, redeem, or retire any capital stock or other equity interest or return any capital;
•	materially change our business;
•	engage in transactions with affiliates;
•	enter into burdensome agreements; and
•	make capital expenditures without consent of the lender; and

In addition our credit facilities require us to:

•	maintain certain fixed charge and leverage ratios
•	maintain tangible net worth within defined limits
•	maintain minimum cash and cash equivalent balances and collateral coverage; and
•	make mandatory prepayment or deliver additional security that is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.

    As a result of the current economic conditions and their impact on the shipping industry, and specifically the market value of vessels, we initiated discussions with all lenders of our credit facilities to obtain a waiver of the collateral coverage requirements and other financial covenants such as leverage, fixed interest coverage ratios and minimum net worth and cash balance requirements.  During March 2009, the credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter of 2009, provided that we meet two additional covenants. The loan modifications introduced the requirement that the Company have an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and minimum end of month cash balance of not less than $40.0 million.  In connection with the modification of the Bank of America credit facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America, The Royal Bank of Scotland, DVB Group Merchant Bank and AIG Commercial Equipment Finance, Inc  credit facilities  increased 1.75%.  The interest rate margins on the Credit Suisse and the Commerzbank AG credit facilities  increased 1.70% and 1.50%, respectively.  The interest rate margins on the, Joh. Berenberg, Gossler & Co. KG credit facility did not change.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the loan modifications the Company incurred financing costs of $3.0 million.

    If the requirements under the modified credit facilities are met, the lenders have agreed to waive existing financial covenants.  Effective January 2, 2010 the original financial covenants will be reinstated.  A protracted global recession, including further deterioration in general economic and business conditions, may affect the Company’s ability to meet those reinstated covenants.  Failure to comply with any of the covenants under the credit facilities would result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity.   Based on current internal projections we anticipate that we will not meet the covenant requirements in 2010.  At that time the Company will need to obtain additional waivers or modify the terms of the existing credit facilities. The Company believes that it has sufficient liquidity to meet its needs over the next twelve months from December 31, 2008 based on its cash balance at December 31, 2008 of $131.2 million, the measures management is taking to manage the business during the global financial crisis, and operating cash flows.

Despite current indebtedness levels, we may incur more indebtedness. This could further exacerbate the risks associated with our debt.

Based on our current commitment to our newbuilds and our secured credit facility with The Royal Bank of Scotland ("RBS"), we expect to draw down an additional $50 million during 2009 and $25 million in 2010 when specific milestones are met. Due to current market conditions we do not expect to draw down further on our revolving line of credit. Subject to specified financial and non-financial covenants limitations, the credit facility permits us to incur additional $10 million of borrowings based on market valuations of the vessels.

We will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness, and to fund working capital needs and planned capital expenditures depends on our ability to generate adequate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, and regulatory factors and other factors that are beyond our control. For example, we need to drydock vessels and make constant upgrades to vessels which could increase our working capital needs. We cannot give assurance that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our existing indebtedness, obtain additional financing, reduce expenditures that we deem necessary to do business. We cannot give assurance that any refinancing of this kind would be possible or that any additional financing could be obtained or could be obtained on commercially reasonable terms. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our financing obligations.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain portions of some of our borrowings, primarily our RBS loan, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. Most of our loans are hedged. However, if interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income would decrease. Pursuant to the indenture governing certain loans, we were required to enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, or other forms of derivative transactions, to reduce interest rate volatility.

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

We have relied upon and continue to rely upon TBS Commercial Group, and Beacon affiliated service companies, for agency services that are critical to our business.  See "Significant Related Party Transactions" under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 14 - Related Party Transactions" for additional information.  TBS Commercial Group and Beacon employ sales and customer service professionals in more than ten countries who meet regularly with shippers and consignees to anticipate the needs and address the concerns of our customers.  Our business, results of operations and liquidity may be materially adversely affected if we lose our relationship with TBS Commercial Group or Beacon, if they become unable to perform these services or if their key employees leave their respective companies.

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

The individuals who control us and TBS Commercial Group could use their controlling interests in us and in TBS Commercial Group to shift revenues and operating income from us to TBS Commercial Group, for their individual benefit and contrary to the interests of our public shareholders.  For example, these individuals could cause us to pay above-market fees to TBS Commercial Group or permit TBS Commercial Group to take advantage of corporate opportunities.  We cannot assure you that these potential conflicts of interest will be handled in the best interests of our public shareholders.

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

TBS International Limited is a Bermuda exempted company formed in 1997.  As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws.  The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions.  A substantial portion of our assets are located outside the United States. As a result, it may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws.  It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our fleet is described in Item 1. Business - Fleet Overview. All of our vessels are mortgaged to secure our credit facilities.

At December 31, 2008 we leased two properties, which are used by TBSI’s service company subsidiaries, TBS Shipping Services and Roymar, for the administration of their operations. Our principal office, which is leased through our subsidiary TBS Shipping Services, is located in Yonkers, New York and is approximately 15,000 square feet.  The office space is leased from our chairman and chief executive officer. Upon the expiration of the present lease which expired on December 31, 2008, we renegotiated our lease on January 5, 2009, to extend the lease term to December 31, 2009. The five one-year renewal options were extended one year to December 31, 2014. This was done to give TBS Shipping Services more flexibility in developing its long term facility plan. The lease provides for monthly rent of $20,000, plus operating expenses including real estate taxes. Through our subsidiary Roymar we lease approximately 12,520 square feet of office space located in Scarsdale, New York including an additional 2,000 square feet of space leased in July 2008 for approximately $5,000 per month. In November 2008 Roymar renewed and extended its lease term to November 30, 2010 at a monthly rent of approximately $27,000 plus an additional charge for real estate tax escalations.

We had leased undeveloped land in the Calhoun County Navigation District, Port Comfort, Texas.  The lease had a term of ten years expiring December 31, 2016, and provided for monthly rent of $6,000. In May 2008 the lease was cancelled with no lease cancellation costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

From the start of trading of our stock on June 24, 2005, the Company's Class A common shares traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol "TBSI". The Company's Class B common shares are not publicly traded. We transferred the listing of our Class A common shares from the NASDAQ Global Market to the NASDAQ Global Select Market on October 11, 2007.

The following table sets forth for the periods indicated, the high and low prices for the common shares as reported on the NASDAQ Global Select Market beginning October 11, 2007 and as reported on the NASDAQ Global Market prior to October 11, 2007:

Year Ended December 31, 2008	HIGH	LOW
Fourth Quarter	$13.23	$3.62
Third Quarter	$38.49	$12.73
Second Quarter	$59.11	$31.89
First Quarter	$39.82	$20.19

Year Ended December 31, 2007	HIGH	LOW
Fourth Quarter	$71.03	$29.51
Third Quarter	$44.49	$27.71
Second Quarter	$28.40	$11.98
First Quarter	$11.99	$8.16

The graph and accompanying table below sets forth a comparison of the change in the cumulative total shareholder return on the Company's Class A common shares against the cumulative total return of  the NASDAQ Composite Index, a broad-based market index, and the NASDAQ Transportation Index, a peer group of common stocks of companies in the transportation industry.  The graph covers the period from the closing price on the date of our initial public offering (June 24, 2005) to the year end closing price from December 31, 2005, to December 31, 2008,  assuming an initial investment of $100. Such returns are based on historical results and are not intended to suggest future performance.

	Cumulative Return Comparison
	June 24, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008

TBS International Limited ("TBSI")	100.00	65.42	86.11	325.71	98.82
NASDAQ Transporation Index	100.00	117.70	124.67	129.06	90.98
NASDAQ Composite Index	100.00	107.21	117.42	128.94	76.67

 Holders

As of March 13, 2009, there were 12,891 holders of record of our Class A common shares and 16 holders of record of our Class B common shares.

Dividend and Dividend Policy

    We have not declared or paid and do not anticipate declaring or paying any cash dividends on our common shares in the foreseeable future. Because International is a holding company with no material assets other than the stock of its subsidiaries, its ability to pay dividends will depend on the earnings and cash flow of its subsidiaries and their ability to pay dividends to International. Provisions of our debt instruments and related loan agreements for our syndicated credit facilities allow the subsidiaries borrowing under the credit facilities to pay dividends to us but restrict us from declaring or making dividends or other distributions that would result in a default of the credit facility or exceed 50% of our prior year's consolidated net income. These restrictions may restrict International's ability to pay dividends on our common shares.

    The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition, cash requirements and obligations to lenders at the time. Pursuant to Bermuda law, we cannot declare or pay a dividend, or make a distribution out of contributed surplus, if after such a declaration, payment or distribution, there are reasonable grounds for believing that we are: a) unable to pay our liabilities as they become due, or b) that the realizable value of our assets would be less than the aggregate of our liabilities, our issued share capital and our share premium accounts.

Equity Compensation Plans

    Information regarding our equity compensation plans as of December 31, 2008 is disclosed in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" and in "Note 15 -- Stock Plans" to our consolidated financial statements.

Treasury Stock

    The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  In June 2008, an officer of the Company elected to receive on a net settlement basis 25,000 Class A common shares, from a previously issued stock grant which vested in June 2008.  Under the terms of a net settlement, the Company retained a specified number of shares to cover the recipient's estimated statutory minimum tax liability.   The retained shares are held in the Company's treasury ("Treasury Stock").  In the case of the officer's stock grant, 10,000 Class A common shares were retained as Treasury Stock. On December 31, 2008, there are 10,000 Treasury Stock shares held by the Company valued at $389,000.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for share and per share amounts)
Revenue
Voyage revenue (1)	$518,907	$261,509	$187,147	$173,881	$156,442
Time charter revenue	83,883	88,365	63,114	71,456	50,746
Logistics revenue (2)	7,000	668
Other revenue	1,843	2,379	1,460	979	267
Revenue	611,633	352,921	251,721	246,316	207,455

Operating expenses
Voyage (1)	172,929	89,241	81,389	73,576	59,340
Logistics (2)	5,717	557
Vessel	110,354	85,958	63,205	68,711	77,145
Depreciation of vessels
and other fixed assets (3)	73,479	36,022	29,867	19,537	11,005
Management fees				2,624	4,414
General and administrative	39,879	38,703	27,256	17,618	7,347
Loss (gain) from sale of vessels (4)		814	(2,180)
Operating expenses	402,358	251,295	199,537	182,066	159,251
Income from operations	209,275	101,626	52,184	64,250	48,204

Other (expenses) and income
Interest expense	(17,228)	(10,394)	(11,577)	(9,346)	(5,148)
Interest and other income	2,048	983	1,810	752	111
(Loss) on early extinguishment of debt (5)	(2,318)		(3,357)
Gain on sale and insurance recovery of vessel (6)		6,034
Total other (expenses) and income	(17,498)	(3,377)	(13,124)	(8,594)	(5,037)

Net income	191,777	98,249	39,060	55,656	43,167

Amount allocated to participating preferred shareholders				(5,706)	(11,843)
Net income available for common shareholders	$191,777	$98,249	$39,060	$49,950	$31,324

Net income per common share
Basic	$6.55	$3.51	$1.40	$2.28	$3.07
Diluted	$6.54	$3.50	$1.39	$2.05	$1.54
Weighted average common shares outstanding
Basic (7)	29,263,292	28,029,340	27,998,843	21,870,160	10,187,795
Diluted (7) (8)	29,316,132	28,066,736	28,088,310	24,310,909	20,385,775

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$131,150	$30,498	$12,007	$27,158	$21,674
Working capital	104,311	1,744	(3,816)	(866)	10,831
Total Assets	1,041,685	559,113	403,091	344,671	159,929
Total Debt	383,074	180,166	125,804	105,737	38,511
Obligations under capital leases, including
current portion			21,355	24,703	34,642
Total shareholders' equity	598,296	319,563	223,604	184,207	65,996

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Operating Data:
Controlled vessels (at end of period) (9)	47	36	34	31	18
Chartered vessels (at end of period) (10)		1	1	6	10
Voyage Days (11)	14,904	11,868	12,119	10,885	8,892
Vessel days (12)	16,337	13,236	12,701	11,264	9,138
Tons of cargo shipped (in thousands)	9,315	6,621	4,368	3,170	3,658
Revenue per ton (13)	$55.70	$39.49	$42.85	$54.85	$42.77
Tons of cargo shipped, excluding
aggregates (in thousands) (14)	5,109	3,447	3,227	3,092	2,837
Revenue per ton, excluding
aggregates (13) (14)	$88.08	$68.79	$54.67	$56.02	$52.31
Chartered -out days	3,004	3,659	4,301	4,257	2,780
Chartered -out rate per day	$27,924	$24,150	$14,674	$16,785	$18,254

(1)
To conform to the 2008 presentation, we revised our Statement of Operations for 2007, 2006, 2005, and 2004 for despatch, which were included in voyage expense, to voyage revenue. This revision did not impact net income. Despatch of $2,684, $1,865, $1,715, and $1,352 were changed from voyage expense to voyage revenue for 2007, 2006, 2005, and 2004 respectively.

(2)	TBS Logistics represents revenue and related costs for cargo and transportation management services as part of our Five Star Service to customers which began operations in the fourth quarter 2007.

(3)
Depreciation and amortization expense through December 31, 2004 was computed on the basis of 25-year useful lives for our vessels. Beginning on January 1, 2005 we changed the estimated useful life of our vessels to 30-years. The change in estimated useful life reflects our expected commercial life of a vessel. The impact of this change in estimate for 2004 would have been a decrease in depreciation expense and consequently an increase in net income of $4.8 million. As a result, basic earnings per share would have increased by $0.47 and diluted earnings per share would have increased by $0.24 per share for the year ended December 31, 2004.

(4)	The 2007 and 2006 loss (gain) on sale of vessels represents the loss on the sale of the Maya Princess of $0.8 million and gain on the sale of the Dakota Belle, of $2.2 million.

(5)
In 2008 the loss on extinguishment of debt represents the write off of unamortized deferred finance costs in connection with the March 2008 refinancing of the Bank of America syndicated credit facility.  In 2006 the loss on early extinguishment of debt represents the write-off of unamortized debt finance costs of $1.3 million and the payment of loan prepayment fees of $2.1 million when we repaid most of our then existing credit facilities in July 2006 with our  $140.0 million syndicated credit facility.

(6)
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

(7)
Basic and diluted weighted average common shares for 2004 reflect the 2.5 to 1 adjustment for the consolidation and redesignation of common shares made June 29, 2005. During the year ended December 31, 2005, the convertible preference shares would have added 2,498,103 common shares on a weighted average basis, respectively, to diluted shares outstanding. These shares were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive.

(8)
Diluted weighted average common shares outstanding for 2008, 2007 and 2006 includes 52,840, 37,396 and 89,467 weighted average common shares, respectively, relating to the restricted Class A common shares granted to our employees and independent directors. Diluted weighted average common shares outstanding for 2005 includes 2,387,497 weighted average common shares issuable under the exercise of warrants and 53,252 weighted average common shares relating to the restricted Class A common shares granted to our Chief Financial Officer and to our independent directors at the time of our initial public offering. Diluted weighted average common shares outstanding for 2004 includes 10,197,980 common shares issuable on the exercise of exercisable warrants.

(9)	Controlled vessels are vessels that we own or charter-in with an option to purchase. As of December 31, 2008, two vessels in our controlled fleet were chartered-in with an option to purchase.

(10)	Represents both vessels that we charter-in under short-term charters (less than one year at the start of the charter) and charter-in of vessels under long-term charters without an option to purchase.

(11)	Represents the number of days controlled and time-chartered vessels that were operated by us, excluding off-hire days.

(12)
Represents the number of days that relate to vessel expense for controlled and time-chartered vessels. Vessel expense relating to controlled vessels is based on a 365-day year. Vessel expense relating to chartered-in vessels is based on the actual number of days we operated the vessel, excluding off-hire days.

(13)
Revenue tons is a measurement on which shipments are freighted. Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters), whichever produces the higher revenue will be considered the revenue ton. Average revenue per ton for 2007, 2006, 2005 and 2004 were reduced from the amounts previously reported due to the reclassification of despatch.  See comment number one above.

(14)
Aggregates represent high-volume, low-freighted cargo. Including aggregates, therefore, can overstate the amount of tons that we carry on a regular basis and reduce our revenue per ton. We regularly carried aggregates in all years represented in the table above except 2005 when we temporarily suspended the transport of aggregates. We believe that the exclusion of aggregates better reflects our cargo shipped and revenue per ton data for our principal services.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is a discussion of our financial condition at December 31, 2008 and 2007 and our results of operations comparing the years ended December 31, 2008 and 2007  and years ended December 31, 2007 and 2006.  You should read this section in conjunction with our consolidated financial statements including the related notes to those financial statements included elsewhere in this Annual Report.

    To conform to the 2008 presentation, we revised the 2007 and 2006 Consolidated Statements of Income and related supporting schedules for despatch. Despatch of $2.7 million and $1.9 million for 2007 and 2006, respectively, which were previously classified as voyage expense, are now included in voyage revenue.  This revision did not impact net income.  We also revised the 2007 and 2006 Consolidated Statements of Cash Flows to classify drydock expenditures as an operating activity rather than an investing activity, in the amounts of $6.2 million and $1.4 million, respectively.

Overview

    We are an ocean transportation services company that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel and bulk services and vessel chartering supported by a fleet of multipurpose tweendeckers and handysize and handymax bulk carriers. In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer additional services such as cargo scheduling, loading and discharge that offer a fully integrated shipping solution to our customer. This distinguishes us from traditional dry cargo shipping companies. In the fourth quarter of 2007, we augmented our ocean transportation services by establishing logistics operations that provide fully-integrated cargo and transport management services. Logistics operations are presented separately because of its recent growth.

    We have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa. We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies. We have expanded and upgraded our fleet which now numbers 47 vessels. Additionally, we expect to take delivery of two newbuild vessels in 2009 and four new build vessels in 2010 for which we have arranged funding. Early in 2008, we actively pursued opportunities to build additional Roymar Class ships in China for delivery through 2011. In October,  2008 we suspended these efforts in response to the current shipping market turmoil. Current economic conditions and the decline in demand for shipping services have caused us to suspend any further acquisitions of secondhand vessels.

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

    The global financial crisis has resulted in a reduction in the demand for shipping services and a significant downturn in spot freight and time charter rates. A reduction in the availability of vessel acquisition funding has caused potential buyers to delay, postpone or abandon their vessel acquisition plans.

Management performs impairment analyses of long-lived assets when certain triggering events occur such as: significant decreases in the assets’ market value or changes in the assets’ physical condition, and operating or cash flow losses associated with the use of the long-lived assets, combined with a history of operating or cash flow losses. Impairment is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. Historically, both freight rates and vessel values tend to be volatile. The carrying value of our fleet may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate. Our impairment calculations contain uncertainties because they require management to make assumptions for estimated cash flows. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.  Our analysis showed that there was no impairment of long-lived assets at December 31, 2008. We will continue to monitor the shipping environment and update our impairment analyses. See following "Summary of Critical Accounting Policies".

As of December 31, 2008, due to the economic climate, we concluded there was an indication of possible impairment of our goodwill.  Accordingly, we performed an impairment analysis of goodwill, which indicated that there was no impairment at December 31, 2008.

    Our loan agreements with our various credit facilities contain both financial and non-financial covenants.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreements.  As of December 31, 2008 we were in compliance with all financial covenants relating to minimum net worth, leverage, fixed interest coverage ratios and minimum cash balance requirements.  During March 2009, based on third-party vessel valuations, we did not meet collateral coverage requirements.  The credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter 2009.  See - "Liquidity and Capital Resources" and "Note 11 - Financing" for detailed information.

Management is taking measures to manage our business during the global financial crisis and to position us to take advantage of the eventual recovery.  These measures include: eliminating 2008 bonus payments to our executives and employees, freezing salary at 2008 levels, instituting a cost cutting program, prepaying debt, negotiating loan modifications, reducing capital expenditures and scaling back the accelerated steel renewal and reinforcement program.

Drydocking

    In the last year, our fleet has grown from 36 to 47 vessels. These vessels must be drydocked twice during a five-year cycle. Thus, our controlled fleet of 47 vessels at December 31, 2008, would require approximately 94 drydockings over five years for an average of 19 vessels per year.

    We maintain and upgrade our vessels to a higher standard. We accelerated the timing of steel renewals and replacements for vessels drydocked in 2007 and 2008. We expected that these renewals and reinforcements would have been required in the next five to ten years, and we believe the accelerated steel renewal and reinforcements will reduce the cost of future drydockings. Going forward our drydocking program will only address deficiencies identified and recommendations made by classification surveyors.

    During 2008, 17 vessels, requiring approximately 3,400 metric tons of steel, were in drydock for 791 days.  A summary by quarter is as follows:

	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed

First Quarter 2008	5 (a)	147	days	827	MT
Second Quarter 2008	5	192	days	1,058	MT
Third Quarter 2008	5	229	days	797	MT
Fourth Quarter 2008	2	223	days	696	MT

(a) Including one vessel that entered into drydock during December 2007.

    Presented in the table below is our preliminary quarterly drydock schedule for vessels we anticipate to be in drydock during 2009, including an estimated number of drydock days and metric tons of steel renewal. Our estimates are based on current and anticipated congestion in the repair shipyards, which could be adversely affected by unanticipated weather or congestion in the shipyard. Further, our 2009 drydock schedule is subject to changes based on unanticipated commercial needs of our business.

	Anticpated Number of vessels entering drydock during quarter	Anticipated Number of drydock days during quarter		Estimated (MT) of steel to be installed

First Quarter 2009	8 (a)	207	days	620	MT
Second Quarter 2009	3	109	days	275	MT
Third Quarter 2009	6	157	days	540	MT
Fourth Quarter 2009	5	204	days	482	MT

(a) Including one vessel that entered into drydock during December 2008.

    We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require over 100 metric tons of steel renewal will take from 35 to 75 days. We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire vessels.

Components of revenue and expense

    We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties. Prior to 2008, the revenues and related voyage expenses for voyages in progress  were recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through the balance sheet date to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage was not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis. For voyages in progress at December 31, 2008 we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage. When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made. Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

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

Voyage expenses consist of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which primarily consists of fuel costs, commissions, port call, stevedoring and lashing materials. The costs are paid by our subsidiaries.

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

Commissions on freight and port agency fees are paid to unrelated companies, Beacon and TBS Commercial Group, companies which are owned by our principal shareholders.  Management fees and commissions paid to Beacon and TBS Commercial Group are fixed under agreements that originally were negotiated during our Chapter 11 proceeding with representatives of the holders of our then outstanding First Preferred Ship Mortgage Notes and were approved by our Board of Directors. Renewal of the current management agreements with Beacon and TBS Commercial Group and approval of any new management agreements or amendments to the current management agreements with Beacon and TBS Commercial Group are subject to approval by the Compensation Committee of our Board of Directors.  The Compensation Committee of our Board of Directors approved, effective October 1, 2007, additional commissions of 1.25% of freight revenue for commercial agency services provided by subsidiaries of Beacon and TBS Commercial Group and an increase of approximately 33 1/3% in port agency fees for agency services provided by most subsidiaries of TBS Commercial Group and Beacon.

Lack of Historical Operating Data for Vessels Before their Acquisition

Consistent with shipping industry practices, there is no historical financial due diligence process when we acquire secondhand vessels other than the inspection of the physical condition of the vessels and examination of classification society records. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common shares in assessing our business or profitability.

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

•
The necessary commercial activities - maintaining customer relationships, providing local teams of commercial agents and port captains, offering transportation management skills and logistics solutions - are provided by our subsidiary TBS Shipping Services and our affiliate TBS Commercial Group in a manner different from the former owners.

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

In short, only the vessels are being purchased. Profitable operation of the vessels will depend on our skill and expertise.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

	Year Ended December 31,
	2008		2007		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$518,907	84.8	$261,509	74.1	$257,398	98.4
Time charter revenue	83,883	13.7	88,365	25.0	(4,482)	(5.1)
Logistics revenue	7,000	1.2	668	0.2	6,332
Other revenue	1,843	0.3	2,379	0.7	(536)	(22.5)
Total revenue	611,633	100.0	352,921	100.0	258,712	73.3

Voyage expense	172,929	28.3	89,241	25.3	83,688	93.8
Logistics	5,717	0.9	557	0.2	5,160
Vessel expense	110,354	18.0	85,958	24.4	24,396	28.4
Depreciation and amortization	73,479	12.1	36,022	10.2	37,457	104.0
General and administrative	39,879	6.5	38,703	11.0	1,176	3.0
Loss from sale of vessel			814	0.2	(814)	(100.0)
Total operating expenses	402,358	65.8	251,295	71.3	151,063	60.1
Income from operations	209,275	34.2	101,626	28.7	107,649	105.9
Other (expenses) and income
Interest expense	(17,228)	(2.8)	(10,394)	(2.9)	(6,834)	65.7
Loss on extinguishment of debt	(2,318)	(0.4)			(2,318)
Gain on sale and insurance
recovery of vessel			6,034	1.7	(6,034)	(100.0)
Other income (expense)	2,048	0.4	983	0.3	1,065	108.3
Net income	$191,777	31.4	$98,249	27.8	$93,528	95.2

Voyage revenue

The table below shows key metrics related to voyage revenue:

	Year Ended December 31,
	2008	2007	Increase (Decrease)
Voyage Revenue (in thousands)	$518,907	$261,509	$257,398	98.4%
Number of vessels (1)	33	22	11	50.0%
Freight voyage days (2)	11,900	8,209	3,691	45.0%
Days on hire (3)	12,141	8,292	3,849	46.4%
Revenue tons carried (thousands) (4)
For all cargoes	9,315	6,621	2,694	40.7%
Excluding aggregates	5,109	3,447	1,662	48.2%
Aggregates	4,206	3,174	1,032	32.5%
Freight Rates (5)
For all cargoes	$55.70	$39.49	$16.21	41.0%
Excluding aggregates	$88.08	$68.79	$19.29	28.0%
Daily time charter equivalent rates (6)	$29,526	$21,658	$7,868	36.3%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)
Weighted average freight rates measured in dollars per revenue ton.  Average freight rates for 2007 were reduced from the amounts previously reported due to the reclassification of despatch.  See comments in general section above.

(6)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the year divided by the number of available freight voyage days during the year. Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  To conform with the 2008 presentation daily time charter equivalent rates for 2007 was revised to exclude intercompany commissions and management fees eliminated in consolidation.  No deduction is made for vessel or general and administrative expenses. TCE includes the full amount of any probable losses on voyages at the time such losses can be estimated. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

Voyage revenue in 2008 increased primarily due to an increase in revenue tons carried coupled with an increase in freight rates. Approximately 63% of the increase in voyage revenue is attributable to the increase in revenue tons carried, with the balance of approximately 37% due to higher freight rates on cargoes carried.

Revenue tons carried in 2008 increased 2.7 million tons or 40.7% to 9.3 million  tons from 6.6 million tons carried in 2007. We increased our TBS Middle East service in 2008, which increased the aggregate bulk cargo we carried and, consequently, was the principal reason for the increase in revenue tons. Aggregate bulk cargo accounted for 38% of the increase in revenue tons carried.

Freight rates, not under contracts, are set by the market and depend on both the demand for ocean freight transportation and the availability of appropriate vessels.  A Contract of Affreightment ("COA") obligates the charterers to transport a specified quantity, at a specified rate over a specified number of voyages or period.  In 2008 and 2007, we had COAs under which we carried approximately 6.4 million revenue tons and 4.2 million revenue tons and generated approximately $230.4 million and $89.6 million of voyage revenue, respectively.  As of December 31, 2008 we had outstanding COAs to transport approximately 3.2 million revenue tons on contracts expiring through December 2009.

Average freight rates for 2008 increased $16.21 per ton or 41.0% to $55.70 per ton as compared to $39.49 per ton in 2007. The increase was principally caused by higher rates for the aggregates carried. Excluding aggregates, average freight rates would have been $88.08 per ton and $68.79 per ton for 2008 and 2007, respectively.

    The following table shows voyage revenues attributed to our principal cargoes:

	Year Ended December 31,
	2008		2007		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$128,472	24.8	$91,182	34.9	$37,290	40.9
Metal concentrates	92,824	17.9	38,772	14.8	54,052	139.4
Agricultural products	86,650	16.7	45,247	17.3	41,403	91.5
Aggregates	68,884	13.3	24,406	9.4	44,478	182.2
Other bulk cargo	59,031	11.3	19,866	7.6	39,165	197.1
Project cargo	22,900	4.4	2,757	1.1	20,143
Rolling stock	19,498	3.7	13,110	5.0	6,388	48.7
Automotive products	10,833	2.1	5,345	2.0	5,488	102.7
General cargo	15,012	2.9	5,769	2.2	9,243	160.2
Fertilizers	8,286	1.6	9,709	3.7	(1,423)	(14.7)
Other	6,517	1.3	5,346	2.0	1,171	21.9
Total voyage revenue	$518,907	100.0	$261,509	100.0	$257,398	98.4

Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Year Ended December 31,
	2008	2007	Increase (Decrease)
Time Charter Revenue (in thousands)	$83,883	$88,365	$(4,482)	(5.1)%
Number of vessels (1)	8	10	(2)	(20.0)%
Time Charter days (2)	3,004	3,659	(655)	(17.9)%
Daily charter hire rates (3)	$27,924	$24,150	$3,774	15.6%
Daily time charter equivalent rates (4)	$26,134	$23,078	$3,056	13.2%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the year reduced principally by commissions divided by the number of available time charter days during the year.  Commission for vessels that are time chartered out for the year ended December 31, 2008 and December 31, 2007 were $3.6 million and $3.9 million, respectively. For the year ended December 31, 2008, time charter voyages include fuel cost of $1.8 million related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  To conform with the 2008 presentation daily time charter equivalent rates for 2007 were revised to exclude intercompany commissions and management fees elimiated in consolidation.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

The decrease in time charter revenue in 2008 was the result of  a decrease in the number of time charter-out days. The decrease in time charter-out days is due mainly to the reduced number of vessels available for time charter-out because of the increased use of our controlled vessels in our established voyage business.

An increase in average charter hire rates offset the decrease in the time charter-out days in 2008. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The increase in average time charter rates for 2008 as compared to 2007 was reflective of the strong worldwide shipping markets for most of 2008.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service. We initiated logistics support services in the fourth quarter of 2007. The logistics operating margin was approximately 18.3% in 2008.

Voyage expense
    Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and miscellaneous voyage expense.
The principal components of voyage expense are as follows:

	Year Ended December 31,
	2008			2007			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2007 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$87,342	50.5	14.5	$39,427	44.2	11.3	$47,915	121.5	3.2
Commission expense	29,779	17.2	4.9	16,285	18.2	4.7	13,494	82.9	0.2
Port call expense	27,511	15.9	4.6	17,225	19.3	4.9	10,286	59.7	(0.3)
Stevedore and other
cargo-related expense	18,273	10.6	3.0	11,072	12.4	3.2	7,201	65.0	(0.2)
Miscellaneous voyage
expense	10,024	5.8	1.7	5,232	5.9	1.5	4,792	91.6	0.2
Voyage expense	$172,929	100.0	28.7	$89,241	100.0	25.6	$83,688	93.8	3.2

Voyage expense increased in 2008 primarily due to an increase in fuel expense, which resulted from higher average fuel costs, an increase in fuel consumption and higher average port call costs.

Fuel expense increased $47.9 million in 2008 primarily due to an increase in the average price paid per metric ton ("MT"). In 2008, the average price paid per MT increased $112 or approximately 28% to $514 per MT compared to the average price paid per MT of $402 per MT during 2007.  Consumption increased 72,006 MT to 169,991 MT for the year, compared to 97,985 MT in 2007.  The increase in consumption is directly related to the increase in freight voyages. Average fuel cost per freight voyage day was $7,340 during 2008 and $4,803 during 2007.

The increase in commission expenses in 2008 is attributable to increased revenues and to a lesser extent a higher commission rate paid to our unconsolidated affiliate TBS Commercial Group, which became effective October 1, 2007.  The rate increase to TBS Commercial Group accounted for approximately 31% of the commission increase.

Port call expense varies from period to period depending on the number of port calls, port days and cost structure of the ports called upon. The increase in port call expense in 2008 is primarily due to additional port calls and port days by vessels. The number of port calls increased to 1,201 port calls for 2008 from 894 port calls for 2007 and the total aggregate port days in 2008 was 6,301 as compared to 3,970 port days in 2007.

Stevedore and other cargo-related expenses fluctuate based on cargo volumes and the shipping terms under which the cargo is booked.  Stevedore and other cargo-related cost increased in 2008 due to a higher percentage of cargo being booked under "full liner" terms and a combination of "free-in, free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in, free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Vessel expense
    Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control.

The principal components of vessel expense are as follows:
	Year Ended December 31,
	2008		2007		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$91,377	82.8	$56,856	66.2	$34,521	60.7
Chartered-in vessel expense	11,551	10.5	22,905	26.6	(11,354)	(49.6)
Controlled vessel expense	6,363	5.7	6,073	7.1	290	4.8
Space charter expense	1,063	1.0	124	0.1	939
Vessel expense	$110,354	100.0	$85,958	100.0	$24,396	28.4

The increase in vessel expense in 2008 was primarily due to an increase in our fleet of owned and controlled vessels. Vessel expense as a percentage of total revenue decreased 6.0% to 18% of total revenue for 2008 as compared to 24% of total revenue for 2007, primarily due to the increase in revenue resulting from higher freight rates.

The increase in owned vessel expense was due to an increase in the average operating expense day rate of $1,187 per day to $5,807 for 2008 as compared to $4,620 per day for 2007. The average operating expense day rate, increased principally because of increases in crew cost, insurance and maintenance and repairs. The owned vessel expense increase was also due to an increase in the average number of controlled vessels, which increased the number of vessel days.  Vessel days are the total days we operated our controlled vessels which increased 3,430 days to 15,736 during 2008 from 12,306 days during 2007.

The decrease in chartered-in vessel expense was due to a decrease in the average charter-in rate per day we paid to charter in vessels.  The average charter-in rate per day decreased $5,409 per day to $19,220 per day in 2008 as compared to $24,629 per day for 2007.  We chartered-in vessels for 601 days during 2008 as compared to 930 days during 2007 because of an increase in our controlled fleet, which decreased our demand for charter-in vessels.

Controlled vessel charter expense relates to a sale-leaseback transaction entered on January 31, 2007 for the Seminole Princess and Laguna Belle, which were chartered back under a bareboat charter party. Controlled vessel expense increased in 2008 as compared to 2007 because we chartered-in the vessels for the full year during 2008.  Charter-in days increased to 365 days per vessel in 2008 as compared to 336 days per vessel in 2007.

Depreciation and amortization

The increase in depreciation and amortization expense to $73.5 million in 2008 from $36.0 million in 2007 was due principally to additional depreciation and amortization on vessel improvements and drydockings made during 2008.  The growth of our owned/controlled fleet, which increased to an average of 43 vessels for the year ended December 31, 2008 as compared to an average of 34 vessels for the year ended December 31, 2007, also added to the increase in depreciation and amortization.

General and administrative expense

    The $1.2 million increase in general and administrative expense in 2008 as compared to 2007 is primarily made up of a $2.6 million, a $1.6 million and a $0.7 million increase in professional fees, miscellaneous expense, and travel and representation, respectively, offset by a $4.0 million decrease in salary and related expenses.  Salaries and related expenses decreased principally due to management's decision to eliminate our 2008-bonus in response to current worldwide economic conditions and its impact on the shipping industry.  Our bonus program, under which employees may receive an annual cash bonus payment based on our annual operating performance, is discretionary.  For the year ended December 31, 2007, we gave bonuses to our officers and employees of $10.2 million.  We had previous made provisions for a 2008 bonus of approximately $15.1 million.  The elimination of the bonus was offset by an increase in salaries and related expenses of $4.3 million due to increases in staff levels, which increased to approximately 170 employees at December 31, 2008 from approximately 130 employees at December 31, 2007, to manage the growth of our business.  Higher non-cash stock-based compensation, which increased to $2.4 million from $0.5 million for the years ended December 31, 2008 and 2007, respectively, also added to the increase in salaries and related expenses.

Loss from sale of vessels

    The loss in 2007 represents the sale, on March 13, 2007, of the vessel Maya Princess for $13.0 million.  The loss on sale was $0.8 million after deducting the cost of vessel and improvements less accumulated depreciation, and other closing costs.

Income from operations

    The increase in income from operations was mainly attributable to an increase in revenue resulting from increased freight rates and increased revenue tons carried. Freight and charter hire rates increased due to strong market conditions in the ocean transport industry through September 30, 2008. The charter hire rates declined during the fourth quarter of 2008 which partially offset earlier revenue increases. Operating expenses increased in 2008 as previously described for voyage expense, vessel expense, depreciation, and general and administrative expenses. The increase in revenue was greater than the increase in operating expenses causing our operating margin to increase to 34.2% for 2008 from 28.7% for 2007.

Interest expense

Interest expense increased $6.8 million for the year ended December 31, 2008 as compared to the same period in 2007 principally due to higher debt levels, increased costs related to our interest swap contracts and higher bank fees. These increases were offset by a reduction in interest rates and a decrease in our borrowing costs when we repaid our capital lease obligation with loan proceeds having lower borrowing costs. Our average effective interest rate decreased to approximately 5.5% for 2008 compared to approximately 8.1% for 2007.

    For the year ended December 31, 2008, our debt levels averaged $280.2 million as compared to $114.5 million during the same period in 2007.  The increase in the average debt level for 2008 is attributable to debt incurred to fund vessel acquisitions and $75.0 million borrowed during the fourth quarter of 2008 under the Bank of America revolving credit facility.  During 2008, we capitalized interest of $3.6 million directly related to The Royal Bank of Scotland credit facility for the new vessel building program and interest of $2.3 million imputed on construction in progress payments funded with cash flows from operations and other debt, as required by generally accepted accounting principals.

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

	Year Ended December 31,
	2007		2006		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$261,509	74.1	$187,147	74.3	$74,362	39.7
Time charter revenue	88,365	25.0	63,114	25.1	25,251	40.0
Logistics revenue	668	0.2			668
Other revenue	2,379	0.7	1,460	0.6	919	62.9
Total revenue	352,921	100.0	251,721	100.0	101,200	40.2

Voyage expense	89,241	25.3	81,389	32.3	7,852	9.6
Logistics	557	0.2			557
Vessel expense	85,958	24.4	63,205	25.1	22,753	36.0
Depreciation and amortization	36,022	10.2	29,867	11.9	6,155	20.6
General and administrative	38,703	11.0	27,256	10.8	11,447	42.0
Gain (loss) from sale of vessels	814	0.2	(2,180)	(0.9)	2,994	(137.3)
Total operating expenses	251,295	71.3	199,537	79.2	51,758	25.9
Income from operations	101,626	28.7	52,184	20.8	49,442	94.7
Other (expenses) and income
Interest expense	(10,394)	(2.9)	(11,577)	(4.6)	1,183	(10.2)
Loss on early extinguishment of debt			(3,357)	(1.3)	3,357	(100.0)
Gain on sale and insurance recovery of vessel	6,034	1.7			6,034
Interest and other income	983	0.3	1,810	0.7	(827)	(45.7)
Net income	$98,249	27.8	$39,060	15.6	$59,189	151.5

Voyage revenue

    The table below shows key metrics related to voyage revenue:
	Year Ended December 31,
	2007	2006	Increase (Decrease)
Voyage Revenue (in thousands)	$261,509	$187,147	$74,362	39.7%
Number of vessels (1)	22	21	1	4.8%
Freight voyage days (2)	8,209	7,818	391	5.0%
Days on hire (3)	8,292	8,102	190	2.3%
Revenue tons carried (thousands) (4)
For all cargoes	6,621	4,368	2,253	51.6%
Excluding aggregates	3,447	3,227	220	6.8%
Aggregates	3,174	1,141	2,033	178.2%
Freight Rates (5)
For all cargoes	$39.49	$42.85	$(3.36)	(7.8)%
Excluding aggregates	$68.79	$54.67	$14.12	25.8%
Daily time charter equivalent rates (6)	$21,658	$13,794	$7,864	57.0%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)
Weighted average freight rates measured in dollars per revenue ton.  Average freight rates for 2007 and 2006 were reduced from the amounts previously reported due to the reclassification of despatch.  See comments in general section above.

(6)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the year divided by the number of available freight voyage days during the year.  Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  To conform with the 2008 presentation daily time charter equivalent rates for 2007 and 2006 were revised to exclude intercompany commissions and management fees elimiated in consolidation.  No deduction is made for vessel or general and administrative expenses. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

    Voyage revenue increased in 2007 primarily due to an increase in revenue tons carried offset by a decrease in freight rates.

    Revenue tons carried for 2007 increased 2,253,694 tons or 51.6% to 6,621,473 tons from 4,367,779 tons for 2006.  We expanded our TBS Middle East service in 2007, which increased the aggregate bulk cargo we carried and, consequently, was the principal reason for the increase in revenue tons.  We also started the Mediterranean Service during the third quarter of 2007, which increased the number of voyages and, consequently, the revenue tons carried during 2007 as compared to 2006.

    Freight rates, not under contracts, are set by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. We had COAs for 2007 and 2006 under which we carried approximately 4,213,506 revenue tons and 1,947,261 revenue tons and generated $89.6 million and $56.1 million of voyage revenue, respectively.  COA's outstanding at December 31, 2007 expire through May 2009.

    Average freight rates for 2007, as compared to 2006, decreased $3.36 per ton or 7.8% to $39.49 per ton for 2007 from $42.85 per ton for 2006. The decrease in average freight rates in 2007 was principally caused by an increase in the proportion of low freighted aggregates carried to the total revenue tons carried.  Excluding this type of bulk cargo, average freight rates would have been $68.79 per ton and $54.67 per ton for 2007 and 2006, respectively.

    The following table shows revenues attributed to our principal cargoes:

	Year Ended December 31,
	2007		2006		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$91,182	34.9	$68,408	36.6	$22,774	33.3
Agricultural products	45,247	17.3	22,736	12.1	22,511	99.0
Metal concentrates	38,772	14.8	27,078	14.5	11,694	43.2
Aggregates	24,406	9.3	10,719	5.7	13,687	127.7
Other bulk cargo	19,866	7.6	14,022	7.5	5,844	41.7
Rolling stock	13,110	5.0	9,737	5.2	3,373	34.6
Fertilizers	9,709	3.7	6,271	3.4	3,438	54.8
General cargo	5,769	2.2	6,872	3.7	(1,103)	(16.1)
Automotive products	5,345	2.1	4,566	2.4	779	17.1
Project cargo	2,757	1.1	11,883	6.3	(9,126)	(76.8)
Other	5,346	2.0	4,855	2.6	491	10.1
Total voyage revenue	$261,509	100.0	$187,147	100.0	$74,362	39.7

Time charter revenue

    The key metrics related to time charter revenue are as follows:

	Year Ended December 31,
	2007	2006	Increase (Decrease)
Time Charter Revenue	$88,365	$63,114	$25,251	40.0%
Number of vessels (1)	10	12	(2)	(16.7)%
Time Charter days (2)	3,659	4,301	(642)	(14.9)%
Daily charter hire rates (3)	$24,150	$14,674	9,476	64.6%
Daily time charter equivalent rates (4)	$23,078	$14,191	8,887	62.6%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Time Charter Equivalent or "TCE" rates for vessels that are time chartered out, are defined as time charter revenue during the year reduced by commissions divided by the number of available time charter days during the year.  Commissions for vessels that are time chartered out for the year ended December 31, 2007 and December 31, 2006 were $3.9 million and $2.1 million, respectively.  To conform with the 2008 presentation daily time charter equivalent rates for 2007 and 2006 were revised to exclude intercompany commissions and management fees elimiated in consolidation.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

    The increase in time charter revenue in 2007 was due to an increase in the daily charter hire rates offset by the decrease in time charter-out days. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The increase in average time charter rates for 2007 as compared to 2006 was reflective of the strong worldwide shipping markets.

    During 2007 we chartered-out fewer vessels due to the increased use of our controlled vessels in our established voyage business and the reduced number of vessels available due to a heavy 2007 drydock schedule; accordingly, time charter days decreased.

    During 2007 and 2006, we had two vessels (the Navajo Princess and Inca Maiden) chartered-out with Nippon Yusen Kaisha ("NYK"). These vessels had been chartered out since January 2004 and November 2003, respectively. The charters are renewable every six months. The average daily rate for both vessels for 2007 was $16,869 and for 2006 $14,218, which made up $11.6 million and $10.1 million of time charter revenue, respectively. At December 31, 2007, these time charters expire through September and July 2008, respectively.

Voyage expense

    Voyage expense consists of costs attributable to specific voyages. The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and miscellaneous voyage expense.

    The principal components of voyage expense are as follows:

	Year Ended December 31,
	2007			2006			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	Percentage	As a % of Voyage & Time Charter Revenue
Fuel expense	$39,427	44.2	11.3	$37,041	45.5	14.8	$2,386	6.4	(3.5)
Commission expense	16,285	18.2	4.7	10,365	12.7	4.1	5,920	57.1	0.6
Port call expense	17,225	19.3	4.9	17,023	20.9	6.8	202	1.2	(1.9)
Stevedore and other
cargo-related expense	11,072	12.4	3.2	11,968	14.7	4.8	(896)	(7.5)	(1.6)
Miscellaneous voyage
expense	5,232	5.9	1.5	4,992	6.2	2.0	240	4.8	(0.5)
Voyage expense	$89,241	100.0	25.6	$81,389	100.0	32.5	$7,852	9.6	(6.9)

    The increase in voyage expense in 2007 was principally due to an increase in commission and fuel expense. Voyage expense as a percentage of voyage revenue decreased from 43% in 2006 to 34% in 2007.

    The increase in fuel expense was due to an increase in the average price per MT partially offset by a decrease in consumption. For 2007, the average price per MT increased to $402 per MT as compared to $367 per MT for 2006. Consumption decreased for 2007 to 97,985 MT from 100,930 MT for 2006. Average fuel cost per freight voyage day was $4,803 during 2007 and $4,738 during 2006.

    The increase in commission expense was mainly due to the increase in revenue, and to a lesser extent, an increase in the rate of commissions paid to our unconsolidated affiliate TBS Commercial Group that was effective October 1, 2007.

The decrease in stevedore and other cargo-related expense for 2007 as compared to 2006 was primarily due to a change in the mix of revenue booked under different shipping terms.   Stevedore and other cargo-related expenses fluctuate based on cargo volumes and the shipping terms under which the cargo is booked.  The decrease in stevedore and other cargo-related costs was due to the increase in cargo volumes booked under "free-in free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under “free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Vessel expense
    Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, maintenance, insurance and crewing expenses for vessels we own or control.
    The following table sets forth the basic components of vessel expense:

	Year Ended December 31,
	2007		2006		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Chartered-in vessel expense	$22,905	26.6	$16,503	26.1	$6,402	38.8
Owned vessel expense	56,856	66.2	44,750	70.8	12,106	27.1
Controlled vessel expense	6,073	7.1			6,073
Space charter expense	124	0.1	1,952	3.1	(1,828)	(93.6)
Vessel expense	$85,958	100.0	$63,205	100.0	$22,753	36.0

    Vessel expense in 2007 as compared to 2006 increased primarily due to an increase in our owned and controlled vessel expense and increased hire rates that we paid for chartered-in vessels. Vessel expense as a percentage of total revenue decreased 0.7% to 24.2% of total revenue for 2007 as compared to 24.9% of total revenue for 2006, primarily due to a greater increase in revenue relative to a lower increase in vessel expense.

    The increase in chartered-in vessels expense in 2007 was due to the average charter-in rate per day we paid to charter in vessels increasing $9,667 per day to $ 24,629 per day for 2007 as compared to $14,962 per day for 2006.  The higher cost due to the increase in charter-in rates was partially offset by a decrease in days that vessels were chartered-in. We chartered-in vessels for 930 days during 2007 as compared to 1,103 days during 2006 because of an increase in our controlled fleet, which decreased our demand for chartered-in vessels.

The increase in owned vessel expense was due to an increase in the average operating expense day rate of $762 per day to $4,620 for 2007 as compared to $3,858 per day for 2006. The increase was also due to an increase in the average number of controlled vessels, which increased the number of vessel days. The increase in the average operating daily rate was because the cost of lubes, maintenance and repairs increased.  Vessel days are the total days we operated our controlled vessels which increased 708 days to 12,306 days during 2007 from 11,598 days during 2006.

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

General and administrative expense

    The $11.4 million increase in general and administrative expense for 2007 as compared to 2006 was primarily due to an increase in salary and related expenses of $10.2 million. We have a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the years ended December 31, 2007 and 2006, we made cash bonus payments to our officers and employees of $10.2 million and $4.6 million, respectively. The remaining increase in salary and related expenses was principally due to a build up of higher staff levels necessary to manage an increased fleet and to a lesser extent, higher stock-based compensation costs.

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

Income from operations

    The increase in income from operations for 2007 as compared to 2006 was mainly attributable to increased revenue resulting from increased freight rates.  Operating expenses increased mainly because voyage expenses, in particular, commissions, as well as vessel expense, depreciation, and general and administrative expenses increased. The increase in revenue was greater than the increase in operating expenses causing our operating margin to increase to 28.7% for 2007 from 20.8% for 2006.

Interest expense

    Interest expense decreased $1.2 million for 2007 principally due to lower debt levels, which averaged $102.2 million during 2007 and $119.4 million 2006, and interest capitalized during 2007 in connection with vessels under construction. The decrease was partially offset by higher bank fees, higher deferred financing cost amortization and a decrease in the valuation of an interest rate swap agreement that did not qualify for hedge accounting. During 2007, we capitalized interest of $1.8 million directly related to The Royal Bank of Scotland credit facility for the new vessel building program and interest of $1.1 million imputed on construction in progress payments funded with cash flows from operations and other debt, as required by generally accepted accounting principals.

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

Balance Sheet

December 31, 2008 as compared to December 31, 2007

Charter Hire Receivables

    Our gross charter hire receivables balance at December 31, 2008 and December 31, 2007 was $46.3 million ($45.8 million plus the allowance for doubtful accounts of $0.5 million) and $30.6 million ($30.1 million plus the allowance for doubtful accounts of $0.5 million), respectively.

    In accordance with our bad debt allowance policy, we provide for a percentage of outstanding receivables based on prior years' experience. Our management also identifies specific receivables that it believes we will have difficulty collecting and creates additional allowances for those balances. The aggregate allowance totaled $0.5 million at December 31, 2008 and December 31, 2007.  In 2008 and 2007, collections of charter hire receivables improved due to tighter collections efforts, and accordingly, the allowance, as a percentage of charter hire receivable decreased from prior years.

Fuel and Other Inventories

    Fuel and other inventories at December 31, 2008 increased $1.0 million to $12.1 million from the December 31, 2007 balance of $11.1 million.  There was a $2.6 million increase due to higher quantities of fuel on board the vessels at December 31, 2008 as compared to December 31, 2007 which was offset by a $3.2 million decrease as a result of lower average fuel prices at December 31, 2008 as compared to December 31, 2007. At December 31, 2008, the combined average price for industrial fuel oil/marine diesel oil ("IFO/MDO") decreased to $370 per metric ton from a combined average price of $537 per metric ton at December 31, 2007. Changes in fuel quantities result principally from the timing of vessel refueling and the number of vessels having fuel inventory.  The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement. Vessels having fuel included in inventory increased to 37 vessels as of December 31, 2008 as compared to 24 vessels as of December 31, 2007. There was also an increase of $1.5 million in lubricating oil on board the vessels at December 31, 2008, which results principally from the timing of deliveries to the vessels.

Off-Balance Sheet Arrangements

    At December 31, 2008 we had outstanding, interest rate swap agreements having a total notional amount of $244.3 million.  See "Item 7A Quantitative and Qualitative Disclosures about Market Risk" for additional information.

Other Commitments

    Our contractual obligations as of December 31, 2008 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$383,074	$56,945	$155,724	$120,197	$50,208
Estimated variable interest payments (2)	55,665	28,941	12,667	10,959	3,098
Operating Lease obligations (3)	30,278	7,897	11,194	10,746	441
Other Purchase obligations (4) (5)	103,700	65,200	38,500
Total contractual cash obligations	$572,717	$158,983	$218,085	$141,902	$53,747

(1)
As of December 31, 2008, we had $383.1 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $31.8 million under the $40.0 million credit facility with Credit Suisse, $60.3 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $29.8 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $95.0 million under the $142.5 term loan with Bank of America,  $75.0 million under the $125.0 million revolving credit facility with Bank of America, $6.5 million under the $12.5 million credit facility with Commerzbank AG, $9.7 million under the $13.0 million credit facility with Berenberg Bank and $75.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule reflects prepayments made in 2008 for 2009 first and second quarterly installments to Bank of America,   Credit Suisse, Commerzbank AG and Berenberg Bank of $26.6 million.  It does not reflect future advances of $75.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at December 31, 2008 and an annual interest rate of 6%, which approximates the average interest rate on all outstanding debt at December 31, 2008.

(3)	Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.

(4)
Approximately $75.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. We had outstanding purchase obligations at December 31, 2008 to build and purchase six new vessels as follows (dollars in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years
Argyle Maritime Corp.	NYHS200720	$7,800	$7,800	$
Caton Maritime Corp.	NYHS200721	14,800	14,800
Dorchester Maritime Corp.	NYHS200722	14,800	7,000		7,800
Longwoods Maritime Corp.	NYHS200723	21,800	14,000		7,800
McHenry Maritime Corp.	NYHS200724	21,800	14,000		7,800
Sunswyck Maritime Corp.	NYHS200725	21,800	7,000		14,800
	Total	$102,800	$64,600		$38,200

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of December 31, 2008, commitments under the contract were $0.9 million, with $0.6 million due within one year and $0.3 million due between one and three years.

Liquidity and Capital Resources

    Our principal sources of funds are operating cash flows, long-term bank borrowings and the issuance of common shares. Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and principal and interest repayments on outstanding debt. We believe we have sufficient liquidity to meet our needs for the next twelve months from December 31, 2008 based on our cash balance at December 31, 2008 of $131.2 million, the measures management is taking to manage the business during the global financial crisis, and operating cash flows.

    The dry bulk shipping industry is volatile and unpredictable. We have experienced added volatility in freight rates directly correlating to the current worldwide financial crisis. The worldwide financial crisis has reduced the availability of liquidity and credit to borrowers, which further restricted shipping rates. Corresponding with the decline in freight rates there has been a reduced demand for steel products, agricultural and other commodities. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. This market turmoil and tightening of credit have led to a widespread reduction of business activity, which has adversely affected demand for our services.

    To mitigate the impact of the economic decline, management took actions during the fourth quarter of 2008, which included:

•	eliminating 2008 bonuses,
•	freezing 2008 salary levels,
•	instituting a cost cutting program,
•	prepaying debt,
•	negotiating loan modifications,
•	providing additional vessels as collateral on certain loans,
•	scaling back our accelerated steel renewal and reinforcement program during drydocking,
•	reducing capital expenditures,
•	suspending the purchase of second-hand bulk carriers and
•	discontinuing negotiations to build twelve additional multipurpose tweendeckers.

    Under our accelerated steel renewal and reinforcement program we renewed and replaced steel that we expected would be required over the next five to ten years. We believe that the acceleration of steel renewals and replacements during 2008 and prior, will help reduce drydocking expenditures in 2009 and future years.

    Resumption of the acquisition of vessels will be subject to improvement in global economic conditions, management’s expectations, and the availability of funding on favorable terms. Our business is capital intensive and our future success will still depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and, in the long term, the acquisition of additional ships. Our current initiatives, we believe, will not impact our long term goals.

     Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, certain credit agreements restrict the payment of dividends, and the amount of leverage, investment and capital expenditures without consent of the lender.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.

    As of December 31, 2008 the Company was in compliance with all financial covenants which are summarized below:

Financial Covenants	Status 12/31/08

Minimum Consolidated Tangible Net Worth - $583.5 million [$235 million plus 75% of net income per quarter for all quarters after September 30, 2007 ($170.2 million) plus 100% of increases to shareholders equity ($95.7 million)].
$583.5 million

Maximum Consolidated Leverage Ratio - Not more than 3.00 to 1.00	1.09 to 1.00

Minimum Consolidated Fixed Charge Coverage Ratio – Not less than 1.50 to 1.00	2.78 to 1.00

Minimum Cash Liquidity - $15 million [Qualified cash as defined in the agreement plus unused portion under the revolving credit facility].	$181.1 million

    The economic downturn and its’ effect on the market value of vessels gave an indication of possible collateral coverage (loan to value) ratio and financial covenant issues in 2009. We decided to prepay certain loans and we initiated discussions with our lenders to obtain waivers to the collateral and other financial covenants.

     In March 2009, based on third-party vessel valuations, we did not meet our collateral coverage requirements. We obtained waivers from all of our lenders to the collateral coverage ratio and financial covenants through January 1, 2010.   As a result of the loan modification two additional covenants were introduced that require us to have an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.1 to 1.0, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and a minimum end of month cash balance of not less than $40.0 million.  These additional convenants are applicable through the waiver period which ends January 1, 2010.  If the two additional covenants are met the  financial covenants described in the table above are waived.

    The interest rate margins on the Bank of America, The Royal Bank of Scotland, DVB Group Merchant Bank and AIG Commercial Equipment Finance, Inc  credit facilities  increased 1.75%.  The interest rate margins on the Credit Suisse and the Commerzbank AG credit facilities  increased 1.70% and 1.50%, respectively.  The interest rate margins on the, Joh. Berenberg, Gossler & Co. KG credit facility did not change.   Additionally, we incurred financing costs of $3.0 million.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the Bank of America loan modification, the BA revolving credit facility was reduced from $125.0 million to $85.0 million, the interest rate margin was increased to 4.0%. Consequently, we have $10 million available on the BA revolving credit facility as we drew down $75 million as of December 31, 2008.  Our BA revolving credit facility expires on March 26, 2012.  However, additional borrowings will be governed by the future value of the vessels. A further deterioration in general economic and business conditions, or any unanticipated events, may affect our ability to meet one or more of the covenants.

     If we do not meet the two additional covenants during the waiver period, then the original financial covenants, as described in the above table, will again be effective. A breach of any of the original financial covenants would result in a default under our credit facilities. In the event of a default, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.  Effective January 2, 2010 the original covenants described in the table above will again be effective.  Based on current internal projections we anticipate that we will not meet the covenant requirements in 2010.  At that time we will need to obtain additional waivers, and modify the terms of the existing credit facility or refinance our debt.  Failure to obtain waivers, if necessary, or to comply with any of the covenants under the credit facility would result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity.

     We are exposed to financial market risk resulting from the possible loss of deposits held by financial institutions. Accordingly, we monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is on safety of principal.  We try to minimize our credit risk exposure by diversifying our cash and cash equivalents among financial institutions.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 63.8% of our outstanding debt at December 31, 2008.  We had interest rate swap contracts to pay an average fixed rate of 3.80% before loan margin on approximately $244.3 million of debt.

    We believe we have sufficient liquidity to meet our needs over the next twelve months from December 31, 2008 based on our cash balance at December 31, 2008 of $131.2 million, the measures management is taking to manage the business during the global financial crisis, and operating cash flows. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal on or refinance indebtedness and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions, financial and other factors beyond our control, including those disclosed under "Risk Factors" in this report.

    Below is a summary of investing and financing activities for the years ended December 31, 2008 and 2007:

 Financing Activities 2008

    During 2008, we increased our working capital by the following activities:

•
We made debt repayments totaling $183.5 million consisting of $58.3 million in scheduled debt principal payments and $125.2 million to payoff our former credit facilities with Bank of America and The Royal Bank of Scotland.

•
We prepaid principal payments due in 2009 totaling $26.6 million consisting of $3.0 million to Credit Suisse, $19 million to Bank of America, $3.0 million to Commerzbank AG, and $1.6 million to Berenberg Bank.

•	In June, we received $95.7 million in net proceeds from a secondary offering of our Class A common shares.

•	We borrowed $12.5 million from Commerzbank AG in June. The proceeds of this loan together with working capital were used to purchase the vessel Caribe Maiden.

•	Also in June, we borrowed $13.0 million from Berenberg Bank. The proceeds of this loan together with working capital were used to purchase the vessel Ottawa Princess.

•
In March, we amended and restated our existing Bank of America Credit Facility.  In connection with the amendment, we increased the term loan facility to $142.5 million and the revolving credit facility to $125.0 million.  We borrowed $142.5 million under the term loan credit facility to repay the existing credit facility and pay closing costs and fees. After the repayment of principal, interest and fees, the remaining amount of $18.9 million was used for general corporate purposes.  At December 31, we have drawn down $75.0 million under our revolving credit facility.

•
We borrowed an additional $20.0 million in February, and $20.0 million in December 2008 under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.

•
In February, we borrowed the remaining $20.0 million available under the Credit Suisse credit facility.  The proceeds of this loan together with available working capital were used to purchase the vessel Oneida Princess.

•	We borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. in February to replenish operating funds used to purchase the Mohave Maiden, Zuni Princess and Hopi Princess.

•
In January, we borrowed $75.0 million, under a syndicated credited facility with DVB Group Merchant Bank (Asia) Ltd. The proceeds were used to replenish funds used to exercise a purchase option for seven tweendeck vessels chartered-in under a sale-leaseback arrangement, to fund additional vessel acquisitions and for general corporate purposes.

Investing Activities 2008

    Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	For the Year Ended
	December 31,
	2008	2007
	(in millions)

Vessels purchased	$313.7	$88.4
Vessel improvements and other equipment	49.3	44.4
Construction in progress	63.2	60.6
Other fixed assets	3.5	3.9
Sub total	429.7	197.3
Less: Vessel deposits paid in prior years	(14.8)	(1.7)
Total Vessel acquisitions / capital improvement	$414.9	$195.6

•
We acquired eleven vessels that were delivered during the year ended December 31, 2008 for a total purchase price of $313.7 million, including $14.8 million in deposits paid in 2007. We used cash from borrowings and operations to fund the acquisitions.

•
We spent $49.3 million for vessel improvements and vessel equipment. Vessel improvements and other equipment includes steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $63.2 million.  These ships were designed by a TBS team drawn from all phases of our operations specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our customer base and enhance the growth of our business.  Two of the vessels are scheduled for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

Financing Activities 2007

During 2007, we increased our working capital with the following funding arrangements:

•
In January, we added an additional $20.0 million under our existing $140.0 million Bank of America Credit Facility; term loan and revolver ("BA Credit Facility").  We increased the BA Revolving Credit Facility by $15.0 million, from $65.0 million to $80.0 million, and we borrowed an additional $5.0 million under the BA Term Credit Facility.  Outstanding borrowings under the BA Revolving Credit Facility increased $15.6 million between December 31, 2006 and December 31, 2007 because we had additional draw downs to fund vessel acquisitions.

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

Investing Activities 2007

Using capital from operations and borrowings, we made the following acquisitions, capital improvements and vessel sales:

	For the Year Ended December 31,
	2007	2006
	(in millions)

Vessels purchased	$88.4	$73.9
Vessels improvements and vessel equipment	50.6	18.0
Construction in progress, excluding deferred
financing costs of $2.0 million in 2007	60.6	0.3
Other fixed asset additions, principally computer equipment	3.9	5.5
	203.5	97.7
Less drydock expenditurs reclassifed to Cash flows form operating activities	(6.2)	(1.4)
Less Vessel deposit paid in 2006 for a vessel delivered in 2007	(1.7)
Total Vessel acquisitions / capital improvement	$195.6	$96.3

•
We contracted to purchase nine vessels, including six vessels that were delivered during the first quarter of 2008, having an aggregate cost of $234.0 million.  In connection with the acquisitions of vessels we paid $85.6 million for vessels delivered during 2007, including $1.7 million paid in 2006.  We incurred takeover costs of $2.8 million and we made deposits of $14.8 million for vessels scheduled to be delivered in 2008.  We used cash from operations and borrowings to fund the acquisitions.

•
Our construction program to build six newly designed multipurpose vessels with retractable tweendecks was started.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  During 2007, we made payments totaling $60.6 million, which is comprised of $55.9 million paid to the Chinese shipyard, $2.9 million in fees and capitalized interest (excluding $2.0 million in fees classified as deferred finance cost in the consolidated statements of cash flows) and $1.8 million for design and professional fees. Two of the vessels are scheduled for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our RBS NB Credit Facility and operating cash flow. To the extent that additional funds are required, we will provide these amounts with our BA Revolving Credit Facility.  Steel cutting has been completed for five vessels and keel laying completed for three vessels. One vessel was launched in November 2008.

•
During 2007 we drydocked 21 vessels for a total cost of $23.3 million, including 15 vessels that we acquired during the last three years that were drydocked for the first time for a cost of $16.8 million. Total drydock costs of $23.3 million include approximately $8.8 million of elective steel renewal and reinforcements that might be required during the next five to ten years. The elective steel renewal and reinforcements were made in conjunction with the scheduled vessel drydockings to upgrade each vessel to our high standards.

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

Significant Related Party Transactions

Messrs. James W. Bayley, Lawrence A. Blatte, Gregg L. McNelis and Joseph E. Royce, are collectively the beneficial owners of approximately 46.5% of our issued and outstanding common shares and hold 37.8% of the voting power of our shares.  Each of these individuals is also a principal of and, together with Alkis N. Meimaris who retired from the Company effective January 1, 2006, control TBS Commercial Group Ltd. ("TBS Commercial Group") and Beacon Holdings Ltd. ("Beacon").  Messrs. Bayley, Blatte, McNelis, Meimaris  and Royce own 36%, 9%, 15%, 9%, and 31%, respectively of TBS Commercial Group and Beacon.  We have established long-term commercial and operational relationships with other commercial agency service companies that are located in various overseas ports in which we conduct our business.  The majority of these companies are wholly- or partly-owned direct or indirect subsidiaries of either TBS Commercial Group or Beacon.  We believe that the transactions described below are on terms no less favorable than those that could be obtained pursuant to arm's-length negotiations with independent third parties.  Under the arrangements with these commercial agents, we generally pay a commission on freight revenue booked by the agent, which is based upon market rates, and on certain freights where they attend to the receivers of the cargo.  Commissions paid to TBS Commercial Group and Beacon for commercial agency services were  approximately $14.6 million, $7.1 million, and $5.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.  Port agency fees paid to TBS Commercial Group and Beacon are fees to the agents for attending vessels while in port, which are also based on market rates for such services.  For the years ended December 31, 2008, 2007, and 2006, we paid approximately $2.2 million, $1.0 million, and $1.0 million, respectively.

    TBS Commercial Group Ltd. made payments for consulting fees of $60,000 to Mr. Blatte during 2007 and $100,000 each to Mr. Royce and Mr. Blatte during 2006.

    Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and vessel sales and purchases. Globe is owned by James W. Bayley who is a Company officer and member of the Board of Directors.  During 2008, 2007 and 2006, we paid Globe approximately $1.2 million, $0.2 million, and $0.5 million, respectively.

    TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  During 2008, 2007 and 2006, payments to Mr. Royce, as required under the lease, totaled $240,000 per year.

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

    Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies that involve a high degree of judgment and the methods of their application. For a description of all of our significant accounting policies, see "Note 2 -Summary of Significant Accounting Policies" to our consolidated financial statements.

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

Fuel and Other Inventories

    Fuel and other inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts).

Depreciation

    Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service, less accumulated depreciation. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation on vessels is calculated, based on cost less estimated residual value, using the straight-line method over the remaining useful life of the vessel.  Salvage, or scrap, value is based on a vessel’s lightweight tonnage ("lwt") multiplied by a scrap rate. We use a scrap rate of $180 per lwt, which may differ from actual salvage rates.  Depreciation on vessel improvements is calculated using the straight-line method over the remaining useful life of the vessel. The remaining useful life of each vessel is estimated as the period from the date the vessel is put in service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Maintenance and repair costs that do not improve or extend the useful lives of the vessels, other than dry dock costs discussed below, are expensed as incurred.

Vessel construction in progress

    We capitalize direct and indirect costs clearly associated with the development, design, and construction of the six new vessels as these costs have a future benefit. Costs include installments paid to the shipyard, payments made to third parties in connection with the new vessel building program and interest costs incurred during the construction period, which is defined as the period from the start of construction until the date that each vessel is substantially complete and ready for use.

    Drydocking

    Within the shipping industry, two methods are used to account for drydockings: (1) the deferral method, in which drydocking costs are capitalized and then amortized over the period to the next scheduled drydocking, and (2) the incurred method, in which drydocking costs are expensed as incurred. We use the deferral method and amortize drydocking costs on a straight-line basis over the period through the date of the next drydocking, which is typically 30 months. We only include in deferred drydocking costs those costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that either: add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Normal repairs and maintenance, whether incurred as part of the drydocking or not are expensed as incurred. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense if the subsequent drydock is done earlier than anticipated.

    Valuation of Long-Lived Assets and Goodwill

As of December 31, 2008, due to the current economic climate and its impact on the shipping industry, specifically the recent significant decline in charter rates and the significant decline in our market capitalization during the fourth quarter of 2008, we concluded there was an indication of possible impairment of long-lived assets and goodwill.

In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets , we perform tests for impairment of long-lived assets whenever events or circumstances, such as the significant change in charter rates and vessel valuations, suggest that long-lived assets may not be recoverable.  This analysis differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value. Forecasting future cash flows involves the use of significant estimates and assumptions.  The cash flow period was based on the remaining lives of the vessels which range from 4 to 30 years. Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect our current economic outlook. The results of the impairment analysis did not identify any impairment at December 31, 2008.  Future events or circumstances, which could require the Company to perform updated tests for impairment , may cause us to conclude that impairment of its fleet exists.  Additionally, there was no impairment of long-lived assets at December 31, 2007.

    The provisions of SFAS No 142, Goodwill and Other Intangible Assets, require that an annual impairment test be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31st of each year, or more often if there are indicators of impairment present. The first of two steps require us to compare the reporting unit’s carrying value of  net assets to their fair value. If the fair value exceeds the carrying value, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

    Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million. We estimate the fair value using income and market approaches through the application of discounted cash flow.  Key assumptions used to determine the fair value for our annual testing date (May 31, 2008) were: (a) expected cash flow for the period from 2009 to 2013; and (b) a discount rate of 10%, which was based on our best estimates of the weighted-average cost of capital.  Based upon the results of its May 31, 2008 analysis, no impairment of goodwill was indicated.  We updated our analysis at December 31 revising certain key assumptions to reflect: (a) reductions in future expected cash flows for the period from 2009 to 2013 due to revised forecasts for 2009 and later years; and (b) a discount rate of 13%, which was based on our best estimates of the weighted-average cost of capital.  Changes in the key assumptions from May 31, 2008 reflect our latest assessment of financial risk and the increased risk associated with our future operations.  Based on our updated analysis, there was no impairment of goodwill at December 31, 2008.  Additionally, there was no impairment of goodwill as of December 31, 2007.

    Deferred Financing Costs

    Deferred financing costs are amortized over the term of the related financing using the straight-line method, which we believe, is not materially different than the effective interest method. Fees incurred in a refinancing of existing loans, which results in an extinguishment of the debt, are written off and included in the gain or loss on extinguishment of debt.

    Leases

    Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to us are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the expected useful life of the assets. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease. Deferred leasing costs are amortized over the term of the lease using the straight-line method, which is not materially different than the effective interest method.  Rental expense, for leases classified as operating and that contain predetermined fixed decreases of minimum rentals during the term of the lease, is recognized on a straight-line basis over the life of the lease, beginning with the point at which we obtain control and possession of the leased properties.  The difference between the amounts charged to operations and amounts paid is recorded as deferred rent expense.

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

    In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. We are paid for the cargo transported and we pay all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses.  For voyages in progress at December 31, 2008 we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  Prior to 2008, the revenues and related voyage expenses for voyages in progress  were recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through the balance sheet date to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage was not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis.  Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses for both voyage and time charters are expensed as incurred.

    Stock Based Compensation

    We adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

    Earnings Per Share

    Earnings per share are based on reported net income available for common shareholders and the weighted average number of common shares outstanding (basic) and the weighted average total of common shares outstanding and potential common shares (diluted).

    Fair Value of Financial Instruments

    Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt. We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2008, no single customer accounted for more than 10% of charter hire receivables, and as of December 31, 2007 only one customer accounted for more than 10% of charter hire receivables. This customer accounted for 13.1% of charter hire receivables.

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

•
Interest Rate Swap -  We utilize certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments.  We are exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. We minimize our credit risk on these transactions by dealing only with leading, credit-worthy financial institutions and, therefore, we do not anticipate nonperformance.

Foreign Currency Transactions

    The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities

    We seek to manage our interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. We do not purchase or hold any derivative instruments for trading purposes.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("FSP 157-3") which clarifies the application of FASB Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. FSP-157-3 did not have a material impact on our financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation ("FIN") 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires additional disclosures by sellers of credit derivatives within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and hybrid instruments that have embedded credit derivatives. The FSP also amends FIN No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment /performance risk of a guarantee. Further, this FSP clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The FSP is effective for fiscal years and interim periods ending after November 15, 2008. We are currently evaluating the FSP and at this time we do not believe it will have a significant impact on our financial statements.

    In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approval order was issued September 22, 2008.  Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on TBSI's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161 (refer to Note 13 - Derivative Financial Instruments for adopted disclosures).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The standards require: ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) is not expected to have a material impact on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

    We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments, interest rate swaps, to effectively convert floating rate debt to fixed rate debt. All derivative contracts are for non-trading purposes and are entered into with established financial institutions thereby minimizing counterparty risk.

At December 31, 2008 we had $383.1 million of floating debt outstanding.  In order to hedge our interest rate risk we entered into interest rate swap contracts that hedged approximately 63.8% of our outstanding debt at December 31, 2008. We had interest rate swap contracts to pay an average fixed rate of 3.80% before loan margin and receive a floating rate of interest on the notional amount of $244.3 million. At December 31, 2008, the fair value of interest rate swap agreements was $15.4 million in total liability derivatives. Interest loan margins over LIBOR at December 31, 2008 ranged from 1.05% to 2.5%.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have decreased our net income for the year ended December 31, 2008 by approximately $1.4 million, based on our non-hedged debt at December 31, 2008, of $138.8 million.

The following table sets forth the sensitivity of our oustanding average unhedged debt in U.S. dollars to a 100 basis point increase in LIBOR during the next five years on the same basis.
Year	Average Unhedged Debt Balance	Estimated Interest Change
	(in thousands)

2009	$161,563	$1,616
2010	$186,554	$1,866
2011	$176,610	$1,766
2012	$117,676	$1,177
2013	$64,118	$641

Foreign Exchange Rate Risk

    We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  We generate all of our revenues in U.S. dollars, but incur approximately 9% of our operating expenses in currencies other than U.S. dollars for the year ended December 31, 2008.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At December 31, 2008, approximately 12% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

    Information with respect to this Item is contained in our consolidated financial statements included in Part IV, Item 15 beginning on page 69 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

    As a result of current economic conditions and their impact on the shipping industry, and specifically the market value of vessels, we initiated discussions with the lenders for our credit facilities to obtain waivers of the financial covenants, including the collateral coverage covenants.  The modifications, which became effective March 27, 2009, waive the collateral coverage covenants and other financial covenants through the fourth quarter of 2009, provided that we meet two additional covenants.  These new covenants are a minimum end of month cash balance of not less than $40.0 million and a ratio of earnings before interest, depreciation and amortization to interest expense of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively.  If we fail to satisfy these new covenants during 2009, then the waived covenants will again be effective.

The modifications and waivers affected the following agreements:

▪
Amended and Restated Credit Agreement, dated as of March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp, Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp, Henley Maritime Corp, Hudson Maritime Corp, Montrose Maritime Corp, Oldcastle Shipping Corp, Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Vernon Maritime Corp, Windsor Maritime Corp, TBS International Limited, TBS Shipping Services Inc. Bank of America, N.A., Citibank, N.A., DVB Group Merchant Bank (Asia) Ltd., TD Banknorth, N.A., Banc of America Securities LLC, Keybank, N.A., Capital One Leverage Finance Corp., Guaranty Bank, Merrill Lynch Commercial Finance Corp., Webster Bank Nat ional Association, Comerica Bank and Tristate Capital Bank (the "Bank of America Facility");

▪
Loan Agreement, dated January 16, 2008, by and among Bedford Maritime Corp, Brighton Maritime Corp, Hari Maritime Corp, Prospect Navigation Corp, Hancock Navigation Corp, Columbus Maritime Corp and Whitehall Marine Transport Corp., TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank AG, Natixis, Mount Washington LLC and certain lenders named therein (the "DVB Facility");

▪
Loan Agreement, dated February 29, 2008, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited and AIG Commercial Equipment Finance, Inc. (the "AIG Facility");

▪	Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp., Yorkshire Shipping Corp. and Credit Suisse (the "Credit Suisse Facility");

▪	Loan Agreement, dated June 19, 2008, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG (the "Berenberg Facility");

▪	Loan Agreement, dated June 2, 2008, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG (the "Commerzbank Facility");

▪
Loan Agreement, dated March 29, 2007, and Guarantee Facility Agreement, dated March 29, 2007, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and The Royal Bank of Scotland plc. (the "RBS Facility");

▪	First Amendatory Agreement dated March 26, 2009, by and among Adirondack Shipping LLC, TBS International Limited and Fairfax Shipping Corp. and

▪	First Amendatory Agreement dated March 26, 2009, by and among Rushmore Shipping LLC, TBS International Limited and Beekman Shipping Corp. dated as of January 24, 2007.

    The modifications to our credit facilities also amended certain existing terms.  The amount available under the revolving credit portion of the Bank of America Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America Facility, the RBS Facility, DVB Facility and AIG Facility increased 1.75%.  The interest rate margins on the Credit Suisse Facility and Commerzbank Facility increased 1.70% and 1.50%, respectively.  The interest rate margin on the Berenberg Facility did not change.  The repayment term of the loans made under RBS Facility was reduced from 40 quarterly installments after the drawdown for the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the RBS loans have not unchanged.  The final payment due upon termination of the RBS Facility increased from $8.3 million to $16.6 million.  In connection with the loan modifications, we incurred financing costs of $3.0 million.  The descriptions of the waivers contained herein are qualified in their entirety by reference to the full text of each of the waivers.

    If we remain in compliance with the new covenants, the lenders have agreed to waive the existing financial covenants through January [1], 2010.  We anticipate that we will meet the modified requirements.  Effective January [2], 2010 the original financial covenants will be reinstated.  A protracted global recession, including further deterioration in general economic and business conditions, may affect our ability to meet those reinstated covenants.  Failure to comply with any of the covenants under the credit facilities would result in a default.  This could cause the lenders to accelerate the timing of payments and exercise their lien on our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity.  Based on current internal projections we anticipate that we will not meet the covenant requirements in 2010.  If we cannot satisfy the covenants in 2010, w e will need to obtain additional waivers, modify the terms of the credit facilities or otherwise refinance our debts.  We believe that we have sufficient liquidity to meet our needs over the next twelve months based on our cash balance at December 31, 2008 of $131.2 million, measures management is taking to manage the business during the global financial crisis and operating cash flows.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

    The following table provides information regarding our executive officers and directors.

Name	Age	Title
Joseph E. Royce	64	President, Chief Executive Officer, Chairman and Director
Gregg L. McNelis	53	Senior Executive Vice President, Chief Operating Officer and Director
Lawrence A. Blatte	79	Senior Executive Vice President
Ferdinand V. Lepere	57	Executive Vice President and Chief Financial Officer
James W. Bayley	68	Vice President and Director
John P. Cahill	50	Director
Randee E. Day	60	Director
William P. Harrington	51	Director
Peter S. Shaerf	54	Director
Alexander Smigelski	51	Director

    Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of our Board of Directors. A brief biography of each director and executive officer follows:

Joseph E. Royce:  Mr. Royce has been President, Chairman and a director since our inception, and Chief Executive Officer since March 2005.  Since 1993, Mr. Royce has served as President of TBS Shipping Services and is responsible for supervising the vessels in our breakbulk, bulk and liner operations.  Between 1984 and early 1993, Mr. Royce was president of COTCO, a dry cargo pool of over 45 vessels. From 1973 to 1983, he was active as a shipbroker and independent ship operations manager involved in the shipment of various products worldwide.  Mr. Royce has served as a director of Covenant House New York, the not-for-profit adolescent care agency, since 2007.

Gregg L. McNelis: Mr. McNelis has served as a director since February 2004 and as Senior Executive Vice President and Chief Operating Officer since March 2005.  Since 1993, Mr. McNelis has served as Executive Vice President of the Commercial Department at TBS Shipping Services, where he manages the chartering department, responsible for commercial employment of the fleet.  He has worked with Mr. Royce for over 25 years, engaging in contract negotiations, time charters, voyage charters, contracts of affreightment, and developing and controlling trade lanes.  Mr. McNelis previously served as vice president of COTCO.  Mr. McNelis has over 30 years experience in the international shipping industry.

Lawrence A. Blatte:  Mr. Blatte has served as Senior Executive Vice President since March 2005 and served as our corporate legal counsel from our inception until December 31, 2005. In January 2004, Mr. Blatte became Vice Chairman of TBS Shipping Services and in this role provides business development services. Previously, Mr. Blatte practiced law for over 30 years. As a public servant, Mr. Blatte held the position of Mayor of the Village of Lawrence, New York from, 1996 until 2002, and served as a Trustee of the Village from, 1979 until 1996.

Ferdinand V. Lepere:  Mr. Lepere has served as Executive Vice President and Chief Financial Officer since March 2005 and as Executive Vice President of Finance of TBS Shipping Services since January 1995, responsible for all financial, accounting, information systems and administrative matters. Mr. Lepere has over 30 years experience in shipping, most recently from February 1981 to December 1994 with Hapag-Lloyd A.G. as chief financial officer and board member of its American subsidiary. Mr. Lepere is a Certified Public Accountant and holds a Masters Degree in Finance and Accounting.

James W. Bayley:  Mr. Bayley has served as a director since 2007, having previously served as a director from our inception until 2006, and has been Vice President since March 2005.  Mr. Bayley is the owner and  Managing Director of Globe Maritime Limited, a company that is well established in the London shipping market.  Mr. Bayley is a member of the Baltic Exchange and holds the title of Fellow of the Institute of Chartered Shipbrokers.

John P. Cahill:  Mr. Cahill has served as a director since June 2007. Mr. Cahill is counsel at Chadbourne & Parke LLC, a law firm in New York City that he joined in March 2007. Mr. Cahill also is Co-Founder and CEO of the Pataki-Cahill Group, LLC, a specialized consulting firm in New York City that focuses on energy issues and asset privatization. He is an attorney with experience in both the private and public sectors. Mr. Cahill also serves as an appointed member of the New York State Commission of Investigations. From 2002 until 2006, Mr. Cahill served as the Secretary and Chief of Staff to the Governor of the State of New York, which is the highest ranking appointed official in New York State Government. Prior to this appointment, Mr. Cahill was Commissioner of the New York State Department of Environmental Conservation.

Randee E. Day:  Ms. Day has served as a director and Chairperson of the Audit Committee since 2001. Ms. Randee Day has been a Managing Director at Seabury Transportation Holdings LLC, a leading advisory and consulting firm specializing in the transportation industry, since 2004 and is responsible for all of Seabury’s activities related to the maritime industry. Ms. Day has more than 25 years of specialized international financial experience in the marine and energy sectors. From 1985 to 2004, Ms. Day was president and chief executive officer of Day & Partners, Inc., a financial advisory and consulting firm focused on the maritime, energy and cruise industries with a diversified client base consisting of shipping companies, commercial banks and government agencies. Ms. Day has an extensive background in international trust and maritime law and has worked with clients on bankruptcies, foreign judgments and strategies for disposing of real estate and shipping assets in various international jurisdictions. From 1979 to 1985, Ms. Day served as the head of J.P. Morgan’s Marine Transportation and Finance department in New York, where she was responsible for managing a loan portfolio and overseeing relationships with the bank’s shipping clients in the Western Hemisphere and the Far East. She also served in the London offices of J.P. Morgan, Continental Illinois National Bank & Trust and Bank of America. Ms. Day has served as an independent director of DHT Maritime, Inc. (NYSE) since July 2005 and is the chairperson of its audit committee.

William P. Harrington:  Mr. Harrington has served as a director since 2005 and is Chairperson of the Nominating and Corporate Governance Committee and the Lead Independent Director. Mr. Harrington is a partner and head of the litigation and toxic tort/complex litigation practice groups at Bleakley, Platt & Schmidt, LLP, a law firm in White Plains, New York. He is an experienced trial attorney who has represented Fortune 500 companies in criminal, commercial, environmental, real estate and employment discrimination matters. From 2000 until 2006, Mr. Harrington served as a member of the New York Gubernatorial Review Panel for the Federal Judiciary. Mr. Harrington also once served as a law clerk to Hon. Charles L. Brient, Chief Judge of the United States District Court for the Southern District of New York.

Peter S. Shaerf:  Mr. Shaerf has served as a director since 2001 and is Chairperson of the Compensation Committee. Mr. Shaerf is a Managing Director at AMA Capital Partners LLC, a maritime investment bank based in New York. He started in the maritime industry over 30 years ago and has worked extensively as a broker of container and dry cargo vessels through The Commonwealth Group, a company he founded. He also operated a small Caribbean liner service while working for a firm of British shipowners. From 1998 to April 2002, Mr. Shaerf was a Managing Director of Poseidon Capital, an independent maritime consulting and investment company that works extensively in the investment community. At AMA, he has continued developing relationships in the capital markets where he has worked primarily advising hedge funds and investors on a variety of maritime investments in both equity and distressed debt. Mr. Shaerf is a director of General Maritime Corporation (NYSE) and Seaspan Corporation (NYSE). Mr. Shaerf also is chairman of New York Maritime Inc. (NYMAR), a not-for-profit trade association formed to promote the New York maritime cluster, and is a member of the Maritime Law Association.

Alexander Smigelski: Mr. Smigelski has served as a director since June 2007.  Mr. Smigelski is a senior partner with Kings Point Capital Partners, a New York based private equity firm investing in multiple strategies since 2006 and is presently the CEO of their Restaurant Division.  Mr. Smigelski previously had a 17 year career on Wall Street, primarily with Merrill Lynch.  In addition, he is a Master Mariner and was the youngest captain in the Exxon fleet.

    Other information required by Item 10 will be in the definitive proxy statement for the Company's 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 will be in the definitive proxy statement for the Company's 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Certain information required by Item 12 will be in the definitive proxy statement for the Company's 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information
    The table below sets forth information about the shares authorized for issuance under the Company's equity compensation plans (2005 Equity Incentive Plan and Employee Share Purchase Plan) as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	122,000		3,075,000

Equity compensation plans not approved by security holders
Total	122,000		3,075,000

(1) The number of securities remaining available for future issuance under equity compensation plans approved by security holders consists of 1,775,000 Class A common shares issuable under our 2005 Equity Incentive Plan and 1,300,000 Class A common shares issuable under our Employee Share Purchase Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 will be in the definitive proxy statement for the Company's 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 will be in the definitive proxy statement for the Company's 2009 Annual General Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules Index

(a) Documents filed as part of this Annual Report

1.	Financial Statement Schedules.
The following consolidated financial statements of the Company are included in a separate section of this report:

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Third Amended Joint Plan of Reorganization of Debtors Under Chapter 11 of the Bankruptcy Code		S-1/A	333-123157	2.1	4/19/2005
3.1	Amended and Restated Memorandum of Association of TBS International Limited		10-Q	000-51368	3.1	8/7/2008
3.2	Bye-Laws of TBS International Limited as amended on June 17, 2008		10-Q	000-51368	3.2	8/7/2008
4.1	Form of Class A Common Share Certificate		S-1/A	333-123157	4.1	5/16/2005
4.2	Form of Class B Common Share Certificate		S-1/A	333-123157	4.2	5/16/2005
10.1	Umbrella Agreement, dated December 5, 2003, between TBS International Limited and Arkadia Shipping Inc.		S-1/A	333-123157	10.7	4/19/2005
10.2	Form of Memorandum of Agreement related to sale-leaseback financings with Arkadia Shipping Inc.		S-1/A	333-123157	10.8	4/19/2005
10.3	Form of Bareboat Charter related to sale-leaseback financings with Arkadia Shipping Inc.		S-1/A	333-123157	10.9	4/19/2005
10.4
Management Agreement, dated February 8, 2001, by and among TBS Shipping International Limited, TBS Worldwide Services Inc., its indirect and direct subsidiaries, TBS Commercial Group Ltd. and Beacon Holdings Ltd.

			S-1/A	333-123157	10.10	4/19/2005
10.5	Form of Commercial Agency Agreement with TBS Worldwide Services Inc. and its direct and indirect subsidiaries		S-1/A	333-123157	10.11	4/19/2005
10.6
Form of Stock Purchase Agreement for acquisition of Roymar Ship Management, Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris

			S-1/A	333-123157	10.12	5/16/2005
10.7	Form of Stock Purchase Agreement for acquisition of TBS Shipping Services Inc. between TBS International Limited and Joseph E. Royce, Gregg L. McNelis, Lawrence A. Blatte and Captain Alkis N. Meimaris		S-1/A	333-123157	10.13	5/16/2005
10.8	Employee Share Purchase Plan		S-1/A	333-123157	10.15	5/16/2005
10.9
Credit Agreement, dated July 31, 2006, by and among Albemarle Maritime Corp., Arden Maritime Corp., Asia-America Ocean Carriers Ltd., Birnam Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Darby Navigation Corp., Dover Maritime Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Henley Maritime Corp., Hudson Maritime Corp., Kensington Shipping Corp., Newkirk Navigation Corp., Oldcastle Shipping Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vernon Maritime Corp., Windsor Maritime Corp., as Borrowers, and TBS International Limited, as a Guarantor, TBS Shipping Services Inc. as Administrative Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders thereto, Citibank, N.A., as Syndication Agent, Westlb AG New York Branch, as Documentation Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager

			8-K	000-51368	10.1	8/4/2006
10.10	Amendment No. 1, dated as of January 23, 2007, to Credit Agreement dated July 31, 2006		8-K	000-51368	10.1	1/26/2007
10.11	Form of Restricted Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*		8-K	000-51368	10.2	1/26/2007
10.12	Form of Bonus Share Award Agreement under the TBS International Limited 2005 Equity Incentive Plan*		8-K	000-51368	10.3	1/26/2007
10.13	Memorandum of Agreement dated as of January 24, 2007 by and between Fairfax Shipping Corp. and Adirondack Shipping LLC for the sale of the vessel Seminole Princess		10-K	000-51368	10.1	3/12/2007
10.14	Memorandum of Agreement dated as of January 24, 2007 by and between Beekman Shipping Corp. and Rushmore Shipping LLC for the sale of the vessel Laguna Belle		10-K	000-51368	10.2	3/12/2007
10.15	Bareboat Charter Agreement, dated as of January 24, 2007, between Fairfax Shipping Corp and Adirondack Shipping LLC		10-K	000-51368	10.3	3/12/2007
10.16	Bareboat Charter Agreement, dated as of January 24, 2007, between Beekman Shipping Corp and Rushmore Shipping LLC		10-K	000-51368	10.4	3/12/2007
10.17
Loan Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. as Borrowers, certain lenders, and The Royal Bank of Scotland plc. as Mandated Lead Arranger, Bookrunner, Agent, Security Trustee and Swap Bank

			8-K	000-51368	10.1	4/2/2007
10.18
Guarantee Facility Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and The Royal Bank of Scotland plc.

			8-K	000-51368	10.2	4/2/2007
10.19
Overall Agreement relating to the construction of six multipurpose vessels, dated February 2007, between TBS International Limited and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.1	5/15/2007
10.20
Shipbuilding Contract between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.2	5/15/2007
10.21
Shipbuilding Contract and Addendum between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.3	5/15/2007
10.22
Shipbuilding Contract and Addendum between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.4	5/15/2007
10.23
Shipbuilding Contract and Addendum between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.5	5/15/2007
10.24
Shipbuilding Contract and Addendum between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.6	5/15/2007
10.25
Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd. (Confidential treatment has been requested for portions of this agreement)

			10-Q	000-51368	10.7	5/15/2007
10.26	Amendment Number 1, dated June 27, 2007, to Shipbuilding Contract between Argyle Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.1	8/10/2007
10.27	Amendment Number 2, dated June 27, 2007, to Shipbuilding Contract between Caton Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.2	8/10/2007
10.28	Amendment Number 2, dated June 27, 2007, to Shipbuilding Contract between Dorchester Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.3	8/10/2007
10.29	Amendment Number 2, dated June 27, 2007, to Shipbuilding Contract between Longwoods Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.4	8/10/2007
10.30	Amendment Number 2, dated June 27, 2007, to Shipbuilding Contract between McHenry Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.5	8/10/2007
10.31	Amendment Number 1, dated June 27, 2007, to Shipbuilding Contract between Sunswyck Maritime Corp. and China Communications Construction Company Ltd and Nantong Yahua Shipbuilding Co., Ltd.		10-Q	000-51368	10.6	8/10/2007
10.32	Restricted stock grant agreement for 100,000 shares granted to Ferdinand Lepere under the TBS International Limited 2005 Equity Incentive Plan*		10-Q	000-51368	10.7	8/10/2007
10.33	TBS International Limited 2005 Equity Incentive Plan, as amended*		10-Q	000-51368	10.1	11/9/2007
10.34	TBS International Limited 2005 Equity Incentive Plan - Form of Share Unit Award Agreement*		10-Q	000-51368	10.2	11/9/2007
10.35	Loan Agreement, dated December 7, 2007, by and among Claremont Shipping Corp. and Yorkshire Shipping Corp., and Credit Suisse as Lender		10-K	000-51368	10.37	3/14/2008
10.36
Loan Agreement, dated January 16, 2008, by and among Bedford Maritime Corp, Brighton Maritime Corp, Hari Maritime Corp, Prospect Navigation Corp, Hancock Navigation Corp, Columbus Maritime Corp and Whitehall Marine Transport Corp. as Borrowers, TBS International Limited as Guarantor, the banks and financial institutions named thereto as Lenders, DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee,  The Governor and Company of the Bank of Ireland as Payment Agent, DVB Bank AG, The Governor and Company of the Bank of Ireland and Natixis as Swap Banks and Mount Washington LLC as Arranger

			10-K	000-51368	10.38	03/14/2008
10.37
Loan Agreement, dated February 29, 2008 by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp. as Borrowers, TBS International Limited as Parent Guarantor, and AIG Commercial Equipment Finance, Inc., as Lender

			10-K	000-51368	10.39	03/14/2008
10.38	Lease of Real Property, dated January 1, 2008, between Joseph E. Royce as Landlord and TBS Shipping Services Inc. as Tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York 10710		10-K	000-51368	10.40	03/14/2008
10.39
Amended and Restated Credit Agreement dated as of March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp, Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp, Henley Maritime Corp, Hudson Maritime Corp, Montrose Maritime Corp, Oldcastle Shipping Corp, Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Vernon Maritime Corp, Windsor Maritime Corp, and the other persons named thereto as Borrowers, TBS International Limited as a Guarantor, TBS Shipping Services Inc. as Administrative Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders named thereto, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd. as co-Syndication Agents, TD Banknorth, N.A. as Documentation Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager

			10-Q	000-51368	10.1	05/09/2008
10.40	2005 Equity Incentive Plan, Form of Restricted Share Award Agreement *		10-Q	000-51368	10.2	05/09/2008
10.41	2005 Equity Incentive Plan, Form of Share Unit Award Agreement *		10-Q	000-51368	10.3	05/09/2008
10.42	First Amendment to June 29, 2005 Letter Agreement Granting Restricted Shares to Ferdinand V. Lepere *		10-Q	000-51368	10.4	05/09/2008
10.43	Lease agreement, dated January 1, 2009, between Joseph E. Royce, Landlord and TBS Shipping Services Inc., tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York 10710	X		000-51368	10.1
21.1	Subsidiaries of the Registrant	X		000-51368	21.1
23.1	Consent of PricewaterhouseCoopers LLP	X			23.1
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended	X		000-51368	31.1
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended	X		000-51368	31.2
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended	X		000-51368	31.3
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-51368	32

*  Management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To Shareholders and
Board of Directors
of TBS International Limited

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of TBS International Limited and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 30, 2009

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	December 31,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$131,150	$30,498
Charter hire receivable, net of allowance of $500 in 2008
and $490 in 2007	45,786	30,081
Fuel and other inventories	12,079	11,123
Prepaid expenses and other current assets	10,722	7,742
Advances to affiliates	6,402	918
Total current assets	206,139	80,362
Deposits for vessel purchases		14,836
Fixed assets, net	808,706	444,082
Goodwill	8,426	8,426
Other assets and deferred charges	18,414	11,407
Total assets	$1,041,685	$559,113

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$56,945	$22,699
Accounts payable and accrued expenses	41,602	48,436
Voyages in progress	3,268	7,016
Advances from affiliates	13	467
Total current liabilities	101,828	78,618

Debt, long-term portion	326,129	157,467
Other liabilities	15,432	3,465
Total liabilities	443,389	239,550

COMMITMENTS AND CONTINGENCIES (Note 18)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000 authorized, 17,519,496 shares issued
and 17,509,496 shares outstanding in 2008 and 14,350,996 shares issued and outstanding in 2007	175	143
Common shares, Class B, $.01 par value, 30,000,000 authorized, 12,390,461 shares
issued and outstanding in 2008 and 13,404,461 shares issued and outstanding in 2007	124	134
Warrants	21	21
Additional paid-in capital	186,683	88,530
Accumulated other comprehensive (loss)	(13,727)	(2,897)
Retained earnings	425,409	233,632
Less: Treasury stock (10,000 shares, at cost)	(389)
Total shareholders' equity	598,296	319,563
Total liabilities and shareholders' equity	$1,041,685	$559,113

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Year Ended December 31,
	2008	2007	2006

Revenue
Voyage revenue	$518,907	$261,509	$187,147
Time charter revenue	83,883	88,365	63,114
Logistics revenue	7,000	668
Other revenue	1,843	2,379	1,460
Total revenue	611,633	352,921	251,721
Operating expenses
Voyage	172,929	89,241	81,389
Logistics	5,717	557
Vessel	110,354	85,958	63,205
Depreciation of vessels and other fixed assets	73,479	36,022	29,867
General and administrative	39,879	38,703	27,256
Loss (gain) from sale of vessel		814	(2,180)
Total operating expenses	402,358	251,295	199,537
Income from operations	209,275	101,626	52,184
Other (expenses) and income
Interest expense	(17,228)	(10,394)	(11,577)
Loss on extinguishment of debt	(2,318)		(3,357)
Gain on sale and insurance recovery of vessel		6,034
Interest and other income (expense)	2,048	983	1,810
Total other (expenses) and income, net	(17,498)	(3,377)	(13,124)

Net income	$191,777	$98,249	$39,060

Earnings per share
Net income per common share
Basic	$6.55	$3.51	$1.40
Diluted	$6.54	$3.50	$1.39
Weighted average common shares outstanding
Basic	29,263,292	28,029,340	27,998,843
Diluted	29,316,132	28,066,736	28,088,310

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$191,777	$98,249	$39,060
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale and insurance recovery of vessel		(6,034)
Loss (gain) on sale of vessel		814	(2,180)
Depreciation and amortization	73,479	36,022	29,867
Loss on change in value of interest swap contract	1,138	568
Amortization and write-off of deferred financing costs	3,486	1,074	2,089
Addition to allowance for bad debt	54	81
Non cash stock based compensation	2,436	525	273
Drydocking expenditures	(8,349)	(6,209)	(1,438)
(Income) loss in joint venture	(226)	27	74
Distribution from joint venture	100
Changes in operating assets and liabilities
(Increase) decrease in charter hire receivable	(15,759)	(4,766)	152
(Increase) decrease in fuel and other inventories	(956)	(3,866)	379
(Increase) decrease in prepaid expenses and other current assets	(2,980)	302	(4,144)
(Increase) in other assets and deferred charges	(1,706)	(1,127)
(Decrease) increase in accounts payable and accrued expenses	(6,835)	20,982	1,149
(Decrease) increase in voyages in progress	(3,748)	2,747	2,150
(Decrease) in advances from/to affiliates, net	(5,939)	(926)	(923)
Net cash provided by operating activities	225,972	138,463	66,508
Cash flows from investing activities
Proceeds on sale of vessels		62,014	3,160
Vessel acquisitions / capital improvement costs	(414,919)	(195,635)	(96,325)
Deposit for vessel purchases		(14,836)	(1,695)
Restricted cash for litigation			533
Return of investment in security		160
Investment in government securities		(229)	(500)
Investment in joint venture	(4,660)		(100)
Repayment of loans from joint venture / (Loans to joint venture)	760	(360)	(400)
Net cash (used) by investing activities	(418,819)	(148,886)	(95,327)
Cash flows from financing activities
Proceeds from issuance of shares in secondary public offering,
net of offering costs	95,739
Repayment of debt principal	(113,091)	(21,199)	(109,747)
Proceeds from debt	195,500	60,000	75,000
Payment of deferred financing costs	(4,760)	(4,093)	(3,050)
Proceeds from term credit facility	142,500
Proceeds from revolving debt facility	75,000	101,000	57,974
Prepayment of debt	(26,625)
Repayment of revolving debt facility	(70,375)	(85,439)	(3,161)
Acquistion of treasury stock	(389)
Reduction of obligations under capital leases		(21,355)	(3,348)
Net cash provided by financing activities	293,499	28,914	13,668

Net increase (decrease) in cash and cash equivalents	100,652	18,491	(15,151)
Cash and cash equivalents beginning of period	30,498	12,007	27,158
Cash and cash equivalents end of period	$131,150	$30,498	$12,007
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14,741	$9,868	$10,451

Noncash Investing activities:
For the year ended December 31, 2007, the proceeds on the sale-leaseback of the vessels Laguna Belle and Seminole Princess  excludes the noncash  portion of $5.5 million, which was retained by the buyer/lessor as a deposit on the bareboat charters.

Noncash Financing activities:
For the year ended December 31, 2008, 2007, and 2006, 42,500, 31,000 and 29,500 shares were issued to independent directors and employees, respectively under the 2005 Employee Incentive Plan.

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)

									Accumulated
									Other Com-
							Additional		prehensive
	Common Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2005	27,694,957	$277			288,853	$21	$87,586	$96,323		$184,207
Net income								39,060		39,060
Unrealized gain on cash flow hedges									42	42
Comprehensive income										39,102
Stock-based award activity	29,500						295			295

Balance at December 31, 2006	27,724,457	277			288,853	21	87,881	135,383	42	223,604
Net income								98,249		$98,249
Unrealized loss on cash flow hedges									(2,939)	(2,939)
Comprehensive income										95,310
Stock-based award activity	31,000						649			649
Balance at December 31, 2007	27,755,457	277			288,853	21	88,530	233,632	(2,897)	$319,563
Net income								191,777		191,777
Unrealized gain on securities available for sale
Unrealized loss on cash flow hedges									(10,830)	(10,830)
Comprehensive income										180,947
Stock based compensation	154,500	2					2,434			2,436
Secondary public offering,
net of expenses	2,000,000	20					95,719			95,739
Increase in Warrants due to
anti-dilutive provisions					23,050
Treasury stock			10,000	(389)						(389)
Balance at December 31, 2008	29,909,957	$299	10,000	$(389)	311,903	$21	$186,683	$425,409	(13,727)	$598,296

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

1. Organization and Nature of Business

TBS International Limited ("TBSI"), which is organized in Bermuda, is engaged in the ocean transportation of dry cargo through the use of owned and chartered vessels. All the related corporations of the Company, except Roymar and TBS Shipping Services and its subsidiaries, are foreign corporations and conduct their business operations worldwide. Roymar and TBS Shipping Services and Subsidiaries conduct their business operations in the United States. The terms "we," "our," and "us," "TBS" and "the Company" refer to TBS International Limited and its consolidated subsidiaries. We use the term "International," and "TBSI" when we wish to refer only to TBS International Limited, the holding company that is the issuer of our common shares, and not to TBS International Limited and its consolidated subsidiaries.
A listing of all of TBS’s subsidiaries, with their country of registry and vessel owned, if applicable is as follows:

TBS International Limited (Bermuda)
Westbrook Holdings Ltd And Its Subsidiaries (Marshall Islands)
Ablemarle Maritime Corp. - Mohawk Princess
Amoros Maritime Corp.. - Hopi Princess
Arden Maritime Corp. - Tayrona Princess
Avon Maritime Corp. - Wichita Belle
Bedford Maritime Corp. -Apache Maiden
Beekman Shipping Corp. - Laguna Belle
Birnham Maritime Corp. - Sioux Maiden
Brighton Maritime Corp. - Kickapoo Belle
Bristol Maritime Corp. - Tuscarora Belle
Chatham Maritime Corp. - Zuni Princess
Chester Shipping Corp. - Tamoyo Maiden
Claremont Shipping Corp. - Arapaho Belle
Columbus Maritime Corp. - Seneca Maiden
Cumberland Navigation Corp. - Fox Maiden
Darby Navigation Corp. - Nyack Princess
Dover Maritime Corp. - Aztec Maiden
Dyker Maritime Corp. - Caribe Maiden
Elrod Shipping Corp. - Nanticoke Belle
Exeter Shipping Corp. - Alabama Belle
Fairfax Shipping Corp. - Seminole Princess
Frankfort Maritime Corp. - Shawnee Princess
Glenwood Maritime Corp. - Miami Maiden
Grainger Maritime Corp. - Ottawa Princess
Hancock Navigation Corp. - Kiowa Princess
Hansen Shipping Corp. - Ainu Princess
Hari Maritime Corp. - Navajo Princess
Hartley Navigation Corp.- Canarsie Princess
Henley Maritime Corp. - Tuckahoe Maiden
Hudson Maritime Corp. - Chesapeake Belle
Jessup Maritime Corp.- Savannah Belle
Lancaster Maritime Corp. - Mohave Maiden
Leaf Shipping Corp. - Management Company
Montrose Maritime Corp. - Yakima Princess
Oldcastle Shipping Corp. - Taino Maiden
Pacific Rim Shipping Corp. - Philippine
Prospect Navigation Corp. - Inca Maiden
Quentin Navigation Corp.- Houma Belle
Rector Shipping Corp. - Siboney Belle
Remsen Navigation Corp. - Maori Maiden
Sheffield Maritime Corp. - Manhattan Princess
Sherman Maritime Corp. - La Jolla Belle
Sherwood Shipping Corp.- Zia Belle
Sterling Shipping Corp. - Biloxi Belle
Stratford Shipping Corp. - Iroquois Maiden
Vedado Maritime Corp. - Tupi Maiden
Vernon Maritime Corp. - Mohegan Princess
Whitehall Marine Transport Corp. - Cherokee Princess
Windsor Maritime Corp. - Shinnecock Belle
Yorkshire Shipping Corp.- Oneida Princess
Argyle Maritime Corp. - Rockaway Belle (New Vessel Building)
Caton Maritime Corp. - Dakota Princess ( New Vessel Building)
Dorchester Maritime Corp. (New Vessel Building)
Longwoods Maritime Corp. (New Vessel Building)
Mchenry Maritime Corp. (New Vessel Building)
Sunswyck Maritime Corp. (New Vessel Building)
Transworld Cargo Carriers Sa (Marshall Islands)
TBS Worldwide Services, Inc (Marshall Islands)
TBS African Ventures Limited
GMTBS Africa line, Ltd (Hong Kong - 50%)
TBS Eurolines, Ltd
TBS Latin America Liner, Ltd
TBS Middle East Carriers, Ltd
TBS North America Liner, Ltd
TBS Ocean Carriers, Ltd
TBS Pacific Liner, Ltd
Mercury Marine Ltd. (Formerly TBS Logistics Ltd) (Marshall Islands)
Roymar Ship Management, Inc (New York)
TBS Shipping Services Inc (New York)
Compass Chartering Corp. (New York)
Azalea Shipping & Chartering Inc (New York)
TBS US Enterprises LLC (Delaware)
TBS Energy Logistics (Delaware)
TBS Logistics Incorporated (Texas)
TBS Warehouse & Equipment Holdings Ltd. (Marshall Islands)
TBS Warehouse & Distribution Group Ltd(Marshall Islands)
Panamerican Port Services SAC (50% ownership)
TBS Mining Limited (Marshall Islands)
GAT-TBS Consorcio S.A. (50% ownership)
TBSI New Ship Development Corp. (Marshall Islands)

Westbrook Holdings, Ltd. and its subsidiaries ("Westbrook") operate their vessels under pool agreements with an affiliate, TBS Worldwide Services Inc. ("TBS Worldwide") and its subsidiaries, (TBS Pacific Liner, Ltd., TBS Latin America Liner, Ltd., TBS North America Liner, Ltd., TBS Ocean Carriers, Ltd., TBS Middle East Carriers Ltd., TBS African Ventures Limited and TBS Eurolines, Ltd.) (collectively, the "Pools"). Transworld Cargo Carriers, S.A. ("TWCC") operates substantially all its vessels under pool agreements with TBS Worldwide. Roymar and TBS Shipping Services provide technical and operational management services to TBS and its other subsidiaries.

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

To conform to the 2008 presentation, we revised the 2007 and 2006 Consolidated Statements of Income for despatch. Despatch of $2.7 million and $1.9 million for 2007 and 2006, respectively, which were previously classified as voyage expense, are now included in voyage revenue.  This revision did not impact net income.  We also revised the 2007 and 2006 Consolidated Statements of Cash Flows to classify drydock expenditures as an operating activity rather than an investing activity, in the amounts of $6.2 million and $1.4 million, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant estimates relate to; cash flow estimates used for impairment analysis, allowances for charter hire and claims receivable, estimated lives of vessels and voyages in progress.

Revenue Recognition – Related Expenses

Revenue is generally recorded when services are rendered, evidence of an arrangement is obtained, pricing is fixed or determinable and collection is reasonably assured. The Company generally employs its vessels under time or voyage charters. With time charters, the Company receives a fixed charter hire per on-hire day and is responsible for meeting all the vessel operating expenses such as crew costs, insurance, stores and lubricants and repairs and maintenance. Time charter revenue is recorded over the term of the charter as service is provided. Revenue from time charters in progress at year end is calculated using the daily charter hire rate, net of daily expenses, multiplied by the number of voyage days on-hire through year end.

In the case of voyage charters, the vessel is contracted for a voyage between two or more ports. The Company is paid for the cargo transported and it pays all voyage expenses, such as fuel, port call expenses and commissions, as well as all vessel operating expenses. For voyages in progress at December 31, 2008 we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  Prior to 2008, the revenues and related voyage expenses for voyages in progress  were recognized on the percentage of service completed at the balance sheet date by prorating the estimated final voyage revenue and expenses using the ratio of voyage days completed through the balance sheet date to total voyage days. The impact of recognizing voyage expenses ratably over the length of each voyage was not materially different from the method of recognizing such costs as incurred in accordance with EITF Issue 91-9, method 5, on both a quarterly and annual basis.  Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Vessel operating expenses for both voyage and time charters are expensed as incurred.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and charter hire receivables. The financial institutions with which the Company place its cash are located throughout the world, and the Company's policy is designed to limit exposure to any one institution. The Company maintains reserves for potential credit losses, and historically such losses have not been significant.

Fuel and Other Inventories

Fuel and other inventories, consisting primarily of fuel, lubricating oil and spare parts aboard the vessels, are valued at cost (determined using a first-in, first-out basis for fuel and a weighted average basis for lubricating oil and spare parts).

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

Other Fixed Assets, consisting principally of grabs, computer hardware, software and office equipment are depreciated on a straight-line basis.

We use the following useful lives to calculate depreciation and amortization:

Useful
Description	Life
Vessel	Remaining vessel life, 4 -21 years
Vessel improvements	Remaining vessel life, 4 -21 years
Vessel equipment	2-5 years
Other fixed assets including grabs	3-10 years

Valuation of Long-Lived Assets and Goodwill
As of December 31, 2008, due to the current economic climate and its impact on the shipping industry, specifically the recent significant decline in charter rates and the significant decline in the Company’s market capitalization during the fourth quarter of 2008, the Company concluded there was an indication of possible impairment of long-lived assets and goodwill.

    In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets , we perform tests for impairment of long-lived assets whenever events or circumstances, such as the significant change in charter rates and vessel valuations,  suggest that long-lived assets may not be recoverable.  This analysis differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value. Forecasting future cash flows involves the use of significant estimates and assumptions.  The cash flow period was based on the remaining lives of the vessels which range from 4 to 30 years.  Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect our current economic outlook.  The results of the impairment analysis did not identify any impairment as of December 31, 2008.  Future events or circumstances, which could require the Company to perform updated tests for impairment, may cause the Company to conclude that impairment of its fleet exists.  Additionally, there was no impairment of long-lived assets as of December 31, 2007.

    The provisions of SFAS No 142, Goodwill and Other Intangible Assets, require that an annual impairment test be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31st of each year, or more often if there are indicators of impairment present. The first of two steps require us to compare the reporting unit’s carrying value of net assets to their fair value. If the fair value exceeds the carrying value, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

    Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting units consist of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million. The Company estimates the fair value using income and market approaches through the application of discounted cash flow.  Key assumptions used to determine the fair value for the Company’s annual testing date (May 31, 2008) were: (a) expected cash flow for the period from 2009 to 2013; and (b) a discount rate of 10%, which was based on the Company’s best estimates of the weighted-average cost of capital.  Based upon the results of its May 31, 2008 analysis, no impairment of goodwill was indicated.  We updated our analysis at December 31 revising certain key assumptions to reflect: (a) reductions in future expected cash flows for the period from 2009 to 2013 due to revised forecasts for 2009 and later years; and (b) a discount rate of 13%, which was based on the Company’s best estimates of the weighted-average cost of capital.  Changes in the key assumptions from May 31, 2008 reflect the Company's latest assessment of financial risk and the increased risk associated with the Company’s future operations.  Based on the Company’s updated analysis, there was no impairment of goodwill as of December 31, 2008.  Additionally, there was no impairment of goodwill as of December 31, 2007.

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

Leases

Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the lesser of the estimated useful lives or the remaining available lease terms. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in amounts due after one year. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to income over the term of the lease.  Deferred leasing costs are amortized over the term of the lease using the straight-line method, which is not materially different than the effective interest method.  Rental expense for leases classified as operating and that contain predetermined fixed decreases of  minimum rentals during the term of the lease is recognized on a straight-line basis over the life of the lease, beginning with the point at which the Company obtains control and possession of the leased properties.  The difference between the amounts charged to operations and amounts paid is recorded as deferred rent expense.

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

United States federal and state income taxes that TBS's U.S. subsidiaries are subject to are not significant to the accompanying consolidated statements of operations and are included as a component of general and administrative in the consolidated income statement.

Stock Based Compensation

The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year and dilutive shares relating to the Company's equity incentive plan.

Fair Value of Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents, charter hire receivables and debt. We place our cash equivalents with a number of financial institutions to help limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base, and their dispersion across many geographic areas. As of December 31, 2008, one customer accounted for 7.7% of charter hire receivables, and as of December 31, 2007 one customer accounted for 13.1% of charter hire receivables.

    The following method and assumptions were used to estimate the fair value of financial instruments included in the following categories:

•
Cash and cash equivalents, charter hire and claims receivable - The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, charter hire and claims receivable approximates their fair value due to the current maturities.

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

•
Interest Rate Swaps - The Company utilizes certain derivative financial instruments to manage interest rate risk. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged derivative instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. The Company minimizes its credit risk on these transactions by dealing with various financial institutions and, therefore, does not anticipate nonperformance.

Foreign Currency Transactions

The financial statements are expressed in United States dollars. Gains and losses resulting from foreign currency transactions, which are not significant, are included in other income.

Financial Derivative Instruments and Hedging Activities

The Company seeks to manage its interest rate risk associated with variable rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as appropriate.

Note 3— New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  ("FSP 157-3") which clarifies the application of FASB Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements when determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance. FSP-157-3 did not have a material impact on the Company's financial statements because the fair value of its financial assets and liabilities are determined based upon active market inputs.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation ("FIN") 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires additional disclosures by sellers of credit derivatives within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and hybrid instruments that have embedded credit derivatives. The FSP also amends FIN No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require additional disclosure about the current status of the payment /performance risk of a guarantee. Further, this FSP clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The FSP is effective for fiscal years and interim periods ending after November 15, 2008. We are currently evaluating the FSP and at this time we do not believe it will have a significant impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements, presented in conformity with generally accepted accounting principles, of US non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The SEC approval order was issued September 22, 2008.  Any effects of applying the provisions of SFAS 162 are to be reported as a change in accounting principle in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS 162 will not have a significant impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has early adopted SFAS 161 (refer to Note 13 - Derivative Financial Instruments for adopted disclosures).

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) is not expected to have a material impact on the Company's consolidated financial statements.

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

Note 4 — Allowance for Charter Hire and Claims Receivable

The Company reviews the allowances for doubtful accounts monthly. Account balances are charged off against the allowance when the Company feels that it is probable the receivable will not be recovered.

 Allowance for doubtful charter hire receivable is as follows (in thousands):

	Balance at		Write-offs Net of	Balance at
	Beginning of Year	Additions	Recoveries	End of Year
December 31, 2008	$490	$54	$(44)	$500
December 31, 2007	$443	$81	$(34)	$490
December 31, 2006	$694	$0	$(251)	$443

Note 5 — Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
Description	2008	2007
Claims receivable	$5,302	$1,502
Due from agents	2,120	1,618
Other receivables	1,163	2,763
Prepaid expenses	2,137	1,859
TOTAL	$10,722	$7,742

Note 6 — Fuel and Other Inventories

    Fuel and other inventories consist of the following (in thousands):

	December 31,	December 31,
Description	2008	2007
Fuel	$7,081	$7,703
Lubricating oil	4,356	2,770
Other	642	650
TOTAL	$12,079	$11,123

Note 7 — Fixed Assets

    Fixed assets consist of the following (in thousands):
Description	December 31, 2008	December 31, 2007
Vessels	$677,901	$364,239
Vessel improvements and other equipment	140,738	91,182
Deferred drydocking costs	15,724	13,990
Vessel construction in process	126,024	62,835
Other fixed assets	16,979	13,513
	977,366	545,759
Less accumulated depreciation and amortization	(168,660)	(101,677)
	$808,706	$444,082

    The Company acquired the following vessels during 2008, 2007, and 2006. The below tables show the Memoranda of Agreement ("MOA") purchase price of the acquired vessels (in thousands):

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Hartley Navigation Corp.	Canarsie Princess	June 17, 2008	$30,300	7.5
Dyker Maritime Corp.	Caribe Maiden	March 11, 2008	23,000	9.8
Cumberland Navigation Corp.	Fox Maiden	August 22, 2008	35,250	7.4
Amorous Maritime Corp.	Hopi Princess	February 15, 2008	18,360	6.9
Quentin Navigation Corp.	Houma Belle	June 18, 2008	34,020	7.5
Lancaster Maritime Corp	Mohave Maiden	February 19, 2008	26,000	6.9
Yorkshire Shipping Corp.	Oneida Princess	February 11, 2008	32,000	20.9
Grainger Maritime Corp.	Ottawa Princess	March 25, 2008	23,000	9.8
Vedado Maritime Corp.	Tupi Maiden	August 11, 2008	44,000	14.4
Sherwood Shipping Corp.	Zia Belle	December 12, 2008	20,600	19.1
Chatham Maritime Corp.	Zuni Princess	January 29, 2008	26,000	6.9
Vessel Acquisitions for the year ended December 31, 2008			$312,530

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Claremont Shipping Corp.	Arapaho Belle	November 23, 2007	$29,000	21.1
Elrod Shipping Corp.	Nanticoke Belle	April 10, 2007	16,950	12.3
Jessup Maritime Corp.	Savannah Belle	November 14, 2007	10,700	5.1
Montrose Shipping Corp.	Yakima Princess	October 12, 2007	29,000	13.2
Vessel Acquisitions for the year ended December 31, 2007			$85,650

Company	Vessel	Date Vessel Delivered	Purchase Price	Estimated Useful Life at Time of Acquisition
Dover Martime Corp.	Aztec Maiden	May 2, 2006	$8,100	7.1
Fairfax Shipping Corp.	Seminole Princess	November 10, 2006	23,100	20.1
Beekman Shipping Corp.	Laguna Belle	November 15, 2006	22,000	19.1
Exeter Shipping Corp.	Alabama Belle	November 24, 2006	16,075	9.1
Vessel Acquisitions for the twelve months ended December 31, 2006			$69,275

During 2007 the following vessels were sold:

a.	On March 13, 2007, the Company sold the Maya Princess for $13.0 million and realized a loss of approximately $0.8 million.

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

c.
On January 30, 2007, the Company through two subsidiaries, each sold and leased back a vessel pursuant to a sale-leaseback arrangement.  Net proceeds from the transactions after expenses and deposits were $38.6 million.  The vessel Seminole Princess was sold to Adirondack Shipping LLC ("Adirondack") for $23.0 million, and the vessel Laguna Belle was sold to Rushmore Shipping LLC ("Rushmore") for $22.0 million, each pursuant to a memorandum of agreement.  The Company through the two subsidiaries had taken delivery of the vessel Seminole Princess (formerly the Clipper Flamingo) for $23.1 million on November 10, 2006 and the vessel Laguna Belle (formerly the Clipper Frontier) for $22.0 million on November 15, 2006.  Under the sale-leaseback arrangement, the respective selling subsidiary each entered into a seven-year bareboat charter with Adirondack and Rushmore.  The charters are classified as operating leases – see "Note 18 Commitments and Contingencies."  Proceeds from the sale were used to repay advances outstanding under the revolving credit facility.  The bareboat charters allow the charterers to purchase the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million or $6.75 million, respectively.  The bareboat charters allow the purchase options to be exercised at any other date during the option period at a pro-rata price. In connection with the sale-leaseback, $5.5 million was retained by buyer/lessor as a deposit on the bareboat charters.

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. ("Shipyard") to build six newly designed multipurpose vessels with retractable tweendecks at an original contract purchase price of $35.4 million per vessel.  The vessels are designated as Hull numbers NYHS200720 through NYHS200725.  Each of the six vessels is tentatively scheduled to be delivered in the following quarters:  the 2nd and 4th quarters of 2009 and each quarter of 2010.  As of December 31, 2008, the Company made cumulative payments of $112.1 million to the Shipyard toward the purchase of the six vessels. The Company also made payments for design and other costs of $3.2 million. Cumulative interest of $8.7 million was capitalized including $5.8 million incurred in 2008. The Company also capitalized deferred financing costs of $2.0 million associated with The Royal Bank of Scotland new vessel building credit facility.  Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessel is placed into service.

    Depreciation and amortization of vessels and other assets was $ 73.5 million, $36.0 million, and $29.9 million respectively, for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8 — Advances to / from Affiliates

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

Note 9 – Other assets and deferred charges

    Other assets and deferred charges consist of the following (in thousands):

	December 31,	December 31,
Description	2008	2007
Deferred financing costs, net	$5,014	$3,740
Deposit for bareboat charter and deferred rent expense	8,123	6,627
Investment in equity securities available for sale	229	229
Investments in joint ventures	5,048	811
Total	$18,414	$11,407

    Deferred financing costs represent fees we incurred in obtaining new financing, refinancing existing debt or arranging long term leases on vessels. Accumulated amortization of deferred financing costs was $1.2 million and $1.4 million at December 31, 2008 and 2007, respectively.

    In connection with the sale-leaseback of the Seminole Princess and Laguna Belle in January 2007, $5.5 million was retained by buyer/lessor as a deposit on the bareboat charters.  The leases for the vessels contain predetermined fixed decreases of charter hire payments due under the charters during the term of the leases.  The Company recognizes the related rental expense on a straight-line basis over the life of the leases and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.

    In March 2008, the Company acquired, through a subsidiary, a 50% interest in Panamerican Port Services SAC ("PPS") for $1.9 million.  PPS operates a warehouse located in Callao, Peru. In September 2008, the Company acquired, through a subsidiary, a 50% interest in GAT-TBS Mining Consortium S.A ("GAT-TBS Mining") for $2.8 million plus other acquisition costs. Both investments are accounted for using the equity method.

    In November 2005, the Company entered into a joint venture with GMT Shipping Line Ltd. to provide liner services to and from the East and North Coasts of South America and from and to the West Coast of Africa. The Company made a capital investment of $100,000 and loans of $400,000 on February 7, 2006 and March 1, 2006, respectively, for a 50% interest in the joint venture and additional $360,000 in loans were made to the joint venture during 2007.  The investment is accounted for using the equity method. In November 2007, the joint venture partners agreed to end the activities of the joint venture in 2008.  All outstanding loans of $ 760,000 were repaid to the Company during the first and second quarter of 2008.  The Company’s share of the financial result of the joint venture was a profit of approximately $226,000 in 2008 and losses of approximately $27,000 and $74,000 for 2007 and 2006, respectively.  In addition, in 2008 the Company received a $100,000 distribution as partial receipt of the share of profit.

Note 10 — Accounts payable and accrued expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	December 31,
Description	2008	2007
Accounts payable and accrued expenses - vessel	29,082	26,320
Accounts payable and accrued expenses - voyage	11,126	12,363
Accrued payroll and related costs	1,394	9,753
Total	$41,602	$48,436

Note 11 — Financing

    Outstanding credit facilities consist of the following (in thousands):
	Interest Rate December 31, 2008	December 31, 2008		December 31, 2007
Bank of America - term credit facility		$		$50,446
Bank of America - revolving credit facility				70,375
Bank of America - term credit facility,
expires December 31, 2011	2.71%		95,000
Bank of America - revolving credit facility,	4.08% - 4.15%
expires March 26, 2012			75,000
The Royal Bank of Scotland credit facility				4,345
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 31, 2020	3.21%		75,000	35,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.22% & 3.30%		31,750	20,000
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	6.33%		60,324
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	5.00%		29,750
Commerzbank AG credit facility,
expires June 2, 2011	3.72%		6,500
Berenberg Bank credit facility,
expires June 19, 2012	3.33%		9,750
Debt balance			$383,074	$180,166

The repayment of debt over the next five years and thereafter is as follows (in thousands):

2009	$56,945
2010	83,026
2011	72,698
2012	104,073
2013	16,124
Thereafter	50,208
$383,074

Loan Modifications

    As a result of the current economic conditions and their impact on the shipping industry, and specifically the market value of vessels, we initiated discussions with all lenders of our credit facilities to obtain a waiver of the collateral coverage requirements and other financial covenants such as leverage, fixed interest coverage ratios and minimum net worth and cash balance requirements.  During March 2009, the credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter of 2009, provided that we meet two additional covenants. These covenants include an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and minimum end of month cash balance of not less than $40.0 million.  In connection with the modification of the Bank of America credit facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America, The Royal Bank of Scotland, DVB Group Merchant Bank and AIG Commercial Equipment Finance, Inc  credit facilities  increased 1.75%.  The interest rate margins on the Credit Suisse and the Commerzbank AG credit facilities  increased 1.70% and 1.50%, respectively.  The interest rate margins on the, Joh. Berenberg, Gossler & Co. KG credit facility did not change.   The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the loan modifications the Company incurred financing costs of $3.0 million.

    If the requirements under the modified credit facilities are met, the lenders have agreed to waive existing financial covenants through January 2, 2010.  The Company anticipates that it will meet the modified requirements.  Effective January 1, 2010 the original financial covenants will be reinstated.  A protracted global recession, including further deterioration in general economic and business conditions, may affect the Company’s ability to meet those reinstated covenants.  Failure to comply with any of the covenants under the credit facilities would result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity.   Based on current internal projections we anticipate that we will not meet the covenant requirements in 2010.  At that time the Company will need to obtain additional waivers or modify the terms of the existing credit facilities. The Company believes that it has sufficient liquidity to meet its needs over the next twelve months based on its cash balance at December 31, 2008 of $131.2 million, the measures management is taking to manage the business during the global financial crisis, and operating cash flows.

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

    The Company made a full drawdown of $142.5 million on the amended BA Term Credit Facility to pay outstanding principal and interest due on the existing Bank of America credit facility, closing costs, financing costs and for general corporate purposes. At December 31, 2008,  $75 million has been drawn on the BA revolving Credit Facility.

    The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011. On December 31, 2008, the Company prepaid $19.0 million covering the March and June 2009 payments. The BA Revolving Credit Facility is due March 26, 2012. Interest on the BA Credit Facility is at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, as defined in the credit agreement, as selected by the Company, plus a loan margin rate based on the Company’s consolidated leverage ratio. The interest rate margin is initially fixed at 2.25% and become adjustable after September 30, 2008 based on the consolidated leverage ratio at September 30, 2008. Once the margin became adjustable, it can vary quarterly in 0.50% increments between four pricing levels ranging from 1.25% to 2.75%.

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

    The amended BA Credit Facility is collateralized primarily by 25 of our vessels having a net book value at December 31, 2008 of $274.0 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels.  In 2009, five vessels were added as additional collateral to the BA Credit Facility, increasing the number of vessels collateralizing the credit facility to 30 vessels.  Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels. The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

    The amended BA Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. In addition, the BA Credit Facility restricts the payment of dividends, and the amount of leverage, investment and capital expenditures without consent of the lender.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

The Royal Bank of Scotland Credit Facility

    On February 22, 2008, The Royal Bank of Scotland credit facility loan collateralized by the vessel Wichita Belle was repaid. This vessel is one of several vessels collateralizing the amended BA Credit Facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

    On March 29, 2007, the Company, through six wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks. The RBS Credit Facility is made up of six $25.0 million individual term loans designated individually as Loan A through Loan F. The loans become available through May 31, 2009, November 30, 2009, April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as agreed upon by the lenders. The first two vessels to be delivered are  Rockaway Belle and Dakota Princess formerly Hull No NYHS200720, and NYHS200721.  Advances under the RBS Credit Facility will be drawn by the borrowing subsidiaries in specified amounts upon the completion of the milestones as shown in the table below:

	Loan A	Loan B	Loan C	Loan D	Loan E	Loan F
	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp.
	Rockaway Belle	Dakota Princess	To be Named	To be Named	To be Named	To be Named
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No NYHS200724	Hull No NYHS200725
Contract Signing	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Steel Cutting	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Keel Laying	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Launching	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million
Delivery	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million	$5.0 million

    As of December 31, 2008, the Company had borrowed $75.0 million, consisting of $30.0 million drawn down shortly after the signing of the contracts, $15.0 million drawn down on the steel cutting , keel laying and launch of Hull No NYHS20720, $10.0 million drawn down on the steel cutting and keel laying of Hull No NYHS20721, $10.0 million drawn down on the steel cutting and keel laying of Hull No NYHS20722, $5.0 million drawn down on the steel cutting of Hull No NYHS00723 and $5.0 million drawn down on the steel cutting of Hull No NYHS200724. The advances due at the time of delivery, as shown in the above table, are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery.  The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and, after delivery of the respective vessel, by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance. TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

    Interest on the RBS Credit Facility is at LIBOR plus a margin of 1.75% prior to the drawdown of the advance at the time of delivery and at LIBOR plus a margin of 1.50% after the delivery advance is drawn down. Interest is payable either monthly, quarterly or semi-annually depending on the interest period selected by the Company. Each of the loans made under the RBS Credit Facility is payable in 40 quarterly installments of $0.4 million beginning three months after the drawdown of the delivery advance with a final payment of $8.3 million due when the last quarterly payment is made. If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.  The repayment term of each of the loans made under the RBS credit facility were modified in March 2009.  The repayment term was reduced from 40 quarterly installments to 20 quarterly installments.  The quarterly installments of $0.4 million on each of the loans remained unchaged; however, the final payment due was increased from $8.3 million to $16.6 million.

    The RBS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. TBSI as Guarantor, as defined in the loan agreement, is restricted from paying dividends or making other distributions that would (1) result in a default of the RBS Credit Facility, (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio as defined in the loan agreement. At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

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

    The Company capitalized financing costs, including loan origination fees and bank guarantee fees totaling $2.3 million.

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

    The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining 32 quarters. During the fourth quarter of 2008, the Company prepaid $3.0 million covering the March and June 2009 payments.  Interest is payable quarterly in arrears at LIBOR plus 1.05% if the outstanding balance of the loan is at or below 65% of the vessels' market value or 1.20% if the outstanding balance of the loan is above 65% of the vessels' market value.

    The Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the CS Credit Facility. The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at December 31, 2008 of $62.0 million, and a pledge of any insurance proceeds received related to the vessels. The CS Credit Facility is guaranteed by TBSI.

    The CS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. The CS Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender. In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement. At December 31, 2008 the Company was in compliance with all financial covenants.   See above section, "Loan Modifications".

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

    The Company incurred deferred financing costs of $1.3 million that are being amortized over the term of the DVB Credit Facility. The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at December 31, 2008 of $36.9 million, and a pledge of any insurance proceeds received related to the vessels. The DVB Credit Facility is guaranteed by TBSI.

    The DVB Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. Non-financial covenants include, among others, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance. At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

AIG Commercial Equipment Finance Borrowing

    On February 29, 2008, the Company, through three of its subsidiaries, borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. ("AIG Credit Facility"). The loan proceeds were used to replenish working capital used to acquire the Hopi Princess, Mohave Maiden and Zuni Princess . The AIG Credit Facility is repayable over four years in quarterly installments of $2.63 million for the first eight quarters and $1.75 million for the remaining eight quarters.  Interest is at LIBOR plus an interest margin of 1.75%, with an interest rate floor of 5.0%.

    Upon borrowing under the AIG Credit Facility, the Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the AIG Credit Facility.  At December 31, 2008,  AIG Credit Facility was collateralized primarily by the three vessels, which had a net book value at December 31, 2008 of $69.0 million, and a pledge of any insurance proceeds received related to the vessels. The AIG Credit Facility is guaranteed by TBSI. In 2009, one vessel was added to the AIG Credit Facility as collateral, increasing the number of vessels collateralizing the credit facility to four vessels.

    The AIG Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. The non-financial covenants require the Company, among other things, to maintain the vessels, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance. At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

Commerzbank AG

    On June 2, 2008, the Company, through a subsidiary, borrowed $12.5 million from Commerzbank AG to finance part of the acquisition costs of the vessel Caribe Maiden, whose purchase price was $23 million (the "Commerzbank AG Loan"). The Commerzbank AG Loan is guaranteed by TBS International Limited.

    The Commerzbank AG Loan is repayable over three years in 12 quarterly installments. Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments. On December 1, 2008, the Company prepaid $3.0 million covering the March and June 2009 payments. Interest is at LIBOR plus 1.5% payable quarterly in arrears.

    The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Commerzbank AG Loan. The Commerzbank AG Loan is collateralized by the vessel, which had a net book value of $24.7 million at December 31, 2008, and assignment of freight and insurance proceeds.

    The Commerzbank AG Loan contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits and the provision of financial statements on a quarterly and annual basis. The non-financial covenants require the Company, among other things, to: maintain vessels when delivered, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

 Berenberg Bank

    On June 19, 2008, the Company, through a subsidiary, borrowed $13.0 million from Joh. Berenberg, Gossler & Co. KG (the "Berenberg Bank Loan") to finance part of the acquisition cost of the vessel Ottawa Princess, whose purchase price was $23 million. The Berenberg Bank Loan is guaranteed by TBS International Limited.

    The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of $812,500 each. On December 18, 2008, the Company prepaid $1.6 million covering the March and June 2009 payments. Interest is at LIBOR plus 1.7% payable quarterly in arrears.

    The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Berenberg Bank Loan. The Berenberg Bank Loan is collateralized by the vessel, which had a net book value of $25.3 million at December 31, 2008 and assignment of freight and insurance proceeds.

    The Berenberg Bank Loan agreement contains certain financial and non-financial covenants. The financial covenants require collateral coverage and the provision of financial statements on an annual and quarterly basis. The non-financial covenants require the Company, among other things, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At December 31, 2008 the Company was in compliance with all financial covenants.  See above section, "Loan Modifications".

Note 12 — Derivative Financial Instruments

    The Company is exposed to certain financial risks relating to its ongoing business operations. Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are contracted to manage interest rate risk associated with the Company’s floating-rate borrowings. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings. The Company uses the "matched terms" accounting method as provided by Derivative Implementation Group Issue G9, Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge , and the methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied , to account for interest rate contracts.

    As of December 31, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $244.3 million.   Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.80%. Interest rate swaps having a notional amount of $174.3 million at December 31, 2008, decrease as principal payments on the respective debt are made. Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below:

	Liability Derivatives
(in thousands)	December 31, 2008		December 31, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate contracts	Other liabilities	$13,727	Other liabilities	$2,897

Derivatives not designated as hedging instruments under SFAS 133

Interest rate contracts	Other liabilities	1,705	Other liabilities	568

Total liability derivatives		$15,432		$3,465

(in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	December 31, 2008	December 31, 2007

Interest rate contracts	$(13,727)	$(2,897)

(in thousands)		Amount of Gain or (Loss) Recognized in Income on Derivatives
For the Year Ended
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivatives	December 31, 2008	December 31, 2007

Interest rate contracts	Interest expense	$ (1,138)	$ (568)

    On December 31 we prepaid $19.0 million on our Bank of America credit facility resulting in a partial ineffectiveness of the interest rate swap derivative. The ineffectiveness is not material. No amounts were recognized in income on the ineffective portion of derivatives, during the years ended December 31, 2008, 2007 and 2006 respectively. A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019 for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract. Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the Consolidated Statement of Income.

    The Company does not obtain collateral or other security to support financial instruments subject to credit risk. The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions. The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

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

    The following table summarizes assets and liabilities measured at fair value on recurring basis at December 31, 2008, as required by SFAS 157:

(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$	$15,432	$

    Our interest rate swap contracts are traded in the over-the-counter market. The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 13 — Equity Transactions

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

Class A and Class B Common Shares

    The Company has two classes of common shares that are issued and outstanding Class A common shares which are listed on the NASDAQ Global Select Market under the symbol "TBSI", and Class B common shares. The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

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

    In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On December 31, 2008 there were 17,519,496 Class A common shares issued, of  which 17,509,496 are outstanding, and 12,390,461 Class B common shares issued and outstanding.

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

    As a result of additional shares issued in connection with our secondary public offering and through our Equity Incentive Plan, shares exercisable under outstanding warrants increased by 7,845 Class A and 15,205 Class B common shares.  Accordingly, at December 31, 2008, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

    In June 2008, an officer of the Company elected to receive on a net settlement basis 25,000 Class A common shares, from a previously issued stock grant, vesting in June 2008. The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement. Under the terms of a net settlement, the Company will retain a specified number of shares to cover the recipient's estimated statutory minimum tax liability. The retained shares are held in the Company's treasury ("Treasury Stock"). In the case of the officer's stock grant, 10,000 Class A common shares were retained as Treasury Stock. On December 31, 2008, there were 10,000 Treasury Stock shares held by the Company valued at $389,000.

Note 14 —Related Party Transactions

Commercial and Port Agency Services

    The Company maintains several commercial and port agents located in various countries where we conduct our business. There are two unconsolidated overseas companies who provide the commercial and port agency service to us.

(1)
TBS Commercial Group Ltd. ("TBS Commercial Group") - This Bermuda-based holding company owns 25 operating companies that operate commercial and port agencies in South America, Europe, and Asia. Its subsidiaries are (1) Solar Shipping Logistica e Tranportes Ltda. (TBS Do Brasil); (2) TBS-Tecnisea C. Ltda.; (3)  Aquarius Shipping Colombia Ltda.; (4) TBS De Venezuela C.A.; (5) TBS Bolivia S.R.L.; (6) TBS Asia Ltd.; (7) TBS Shipping Services Europe GmbH; (8) Seganport S.A. (TBS Peru); (9) Brasinav Agenciamentos Ltda.; (10) Seganport Selva S.A.; (11) GMTBS Africa Line GmbH; (12) Nautica Groupe Ltd.; (13) Hermes Logistics Ltd.; (14) Interport Logistics Ltda.; (15) Almacenera Grau; (16) Yonkers Real Estate; (17) TBS Logistics Bolivia SRL; (18) TBS Logistics de Colombia S.A.; (19) TBS Project Logistics Limited; (20) TBS de Colombia S.A.; (21) Interproject Carriers Ltd.; (22) Cia Vapores Arco Iris; (23) Transportes Maritimas Y Fluviales SRL; (24) Bademar and (25) Groupa Sedei

(2)
Beacon Holdings Ltd. ("Beacon")- This Bermuda based holding company owns four operating companies: (1) TBS Real Estate de Colombia S.A.; (2) Beacon Real Estate Holdings Ltd.; (3) Beacon Holdings America Latina Ltda. and (4) TBS Japan Ltd.. Beacon is in the same business as TBS Commercial Group Ltd.

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

    Port agency fees paid to TBS Commercial Group and Beacon for the years ended December 31, 2008, 2007, and 2006, were approximately $2.2 million, $1.0 million and $1.0 million, respectively.  Effective October 1, 2007, the Board of Directors’ Compensation Committee approved an increase of approximately 33 1/3%   in port agency fees for agency services provided by most subsidiaries of TBS Commercial Group and Beacon.  A higher increase was approved for the Brazilian and Colombian agents to reflect the greater currency depreciation that occurred in those countries.

    Commissions paid to TBS Commercial Group and Beacon for commercial agency services were approximately $14.6 million, $7.1 million, and $5.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Effective October 1, 2007, the Board of Directors’ compensation committee approved additional commissions of 1.25% of freight revenue for commercial agency services provided by subsidiaries of TBS Commercial Group.

    At December 31, 2008 and 2007, the below amounts due to related commercial and port agents are included in accounts payable and accrued expenses and other liabilities (in thousands):
		Accrued
	Accounts	and Other
Period	Payable	Liabilities	Total

December 31, 2008	$1,530	$1,293	$2,823
December 31, 2007	$709	$1,679	$2,388

Consulting Fees

    TBS Commercial Group Ltd. made no payments for consulting fees for 2008 and $60,000 in payments to Mr. Blatte during 2007, and $100,000 in payments to each Mr. Royce and Mr. Blatte during 2006.

Commercial, Operational and Vessel Agency Services

Chartering Broker

    Globe Maritime Limited ("Globe") occasionally acts as a broker for chartering and vessel sales and purchases.  James W. Bayley who is a Company officer and member of the Board of Directors owns Globe.  During 2008, 2007 and 2006, we paid Globe approximately $1.2 million $0.2 million and $0.5 million, respectively.

Lease

    TBS Shipping Services maintains an office in Yonkers, New York that is leased from our chairman and chief executive officer, Joseph E. Royce.  During 2008, 2007 and 2006, payments to Mr. Royce under this lease totaled $240,000 per year.

Note 15 — Stock Plans

2005 Equity Incentive Plan

    The Company adopted an Equity Incentive Plan in 2005, which authorizes the grant of "non-qualified" shares to employees, independent directors and affiliates. The maximum number of shares that can be granted under the incentive plan is 2,000,000 shares.  The incentive plan became effective on the date of our initial public offering in June 2005.  In August 2007 the Compensation Committee adopted an amendment to the plan to replace the three-year minimum vesting requirement with respect to share units with language permitting the Compensation Committee, in its sole discretion, to determine the period(s), including any conditions for determining such period(s), during which any restrictions on vesting will apply. The Compensation Committee also amended the plan expressly to permit it to accelerate the vesting of share units at any time in its sole discretion

    During 2005, the Company issued 100,000 restricted Class A common shares, vesting in equal installments over four years commencing one year after issuance, to its executive vice president and chief financial officer, 106,900 restricted Class A common shares to employees of Roymar and TBS Shipping, and 4,500 restricted Class A common shares to its independent directors vesting one year after issuance. Employees of Roymar and TBS Shipping have agreed that, without the Company's prior consent, they will not sell any of the shares issued to them for a two-year period, which expired June 29, 2007. In connection with shares issued to Roymar and TBS Shipping Services employees, the Company used the net proceeds from the sale of 85,520 Class A common shares held by Roymar and TBS Shipping prior to the offering or approximately $0.8 million, to pay the federal, state and local employment taxes and income withholding taxes associated with the issuance of the 106,900 Class A common shares to employees of Roymar and TBS Shipping.

    In January 2007, the Company awarded 6,000 restricted Class A common shares to its independent directors that vested at the time of our Annual General Meeting on June 19, 2007.  In August 2007, the Company awarded 15,000 share units to an officer (the Director – New Shipbuilding Projects).  One-third of these units vested upon the launch of the first vessel in November 2008.  The remaining units will vest in two equal installments upon the first and second anniversaries of the Launch Date.  In November 2007, the Company awarded 73,500 restricted Class A common shares to its employees.  Approximately one-third of the shares vest annually starting on January 20, 2009.

    On April 1, 2008, the Company awarded 1,500 restricted Class A common shares to an employee.  Approximately one-third of the shares vest annually starting on January 20, 2009. On April 8, 2008, the Company awarded 12,500 restricted Class A common shares to its independent directors that vested at the time of the Company's Annual General Meeting on June 17, 2008.  Lastly, in April 2008, the Company awarded 12,000 restricted Class A common shares to its executive vice president and chief financial officer.  The shares vest in equal installments over four years commencing March 1, 2009.

    The Company recognized total stock-based compensation costs of $2.4 million, $0.5 million, and $0.3 million in 2008, 2007, and 2006, respectively.  These amounts are reflected in the Consolidated Statement of Income in general and administrative expenses.  There is no material income tax benefit for stock-based compensation due to the Company’s tax structure.

    At December 31, 2008, unrecognized stock-based compensation expense related to non-vested restricted stock and share units awards totaled $1.7 million. The cost of these non-vested awards will be recognized over a weighted-average period of 2.1 years.

Transactions under the Equity Incentive Plan are summarized as follows (aggregate values in thousands):

	Number of Share Units	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date	Aggregate Value at Grant Date

Non-vested at December 31, 2005		104,500
Granted
Forfeited
Vested		(29,500)
Non-vested at December 31, 2006		75,000
Granted, restricted shares		79,500	$34.01	$2,704
Granted, share units	15,000		$31.19	$468
Forfeited
Vested		(31,000)
Non-vested at December 31, 2007	15,000	123,500
Granted, restricted shares		26,000	$33.80	$879
Granted, share units
Forfeited
Vested	(5,000)	(37,500)
Non-vested at December 31, 2008	10,000	112,000

Employee Share Purchase Plan

    The Company adopted an Employee Share Purchase Plan in 2005, effective on the date of our initial public offering. Under the share purchase plan a maximum of 1,300,000 shares can be granted. All eligible employees, as defined in the plan, can subscribe to purchase shares of the Company’s stock at a purchase price of 95% of the fair market value of the common shares on the last day of the subscription period. At December 31, 2008, no shares were subscribed or issued under the plan.

Note 16 — Employee Benefit Plans

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

    The Company also has a discretionary cash bonus program under which employees may receive an annual cash bonus payment based on our annual operating performance.  For the year ended December 31, 2008, the Company did not pay bonuses.  For the years ended December 31, 2007 and 2006, the Company made cash bonus payments of $10.2 million, and $4.6 million, respectively.

Note 17 — Earnings Per Share

    In accordance with FASB Statement SFAS No. 128, "Earnings per Share," the following table sets forth the computation of basic and diluted net income per share for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except number of shares and earnings per share amounts)
Numerators:
Net income	$191,777	$98,249	$39,060

Denominators:
Basic-weighted average common shares outstanding	29,263,292	28,029,340	27,998,843

Weighted average restricted stock issued to employees and directors	52,840	37,396	89,467

Diluted-weighted average common shares and potential common shares outstanding	29,316,132	28,066,736	28,088,310

Income per common share:
Basic	$6.55	$3.51	$1.40

Diluted	$6.54	$3.50	$1.39

    At December 31, 2008, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares.  The increase was due to additional shares issued in connection with our secondary public offering and through our Employee Incentive Plan.  At December 31, 2006 and 2005, there were outstanding exercisable warrants to purchase 98,311 Class A common shares and 190,542 Class B common shares.  All warrants are held by parties not affiliated with existing shareholders. The warrants have been treated as outstanding for purposes of basic earnings per share for the years ended December 31, 2008, 2007 and 2006, because they are issuable for nominal consideration upon exercise of the warrants.

Note 18 — Commitments and Contingencies

Charters-in of Vessels

    At December 31, 2008, we chartered-in two vessels under long-term operating leases and no vessels under short-term operating leases.  Charters or leases that have initial terms of more than one year at the inception of the charter and are noncancelable are treated as long-term leases. Total lease expense, consisting of both short and long term charters-in, classified as operating leases, is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Charters-in under short term operating leases	$11,551	$22,905	$4,664
Charters-in under long term operating leases	6,363	6,073	11,839
Total lease expense	$17,914	$28,978	$16,503

    The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter. The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases. Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease. The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option. Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, is being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense. At December 31, 2008, deferred rent expense was $2.6 million.

Other Leases

    The Company leases two properties, used by TBS’s service company subsidiaries Roymar and TBS Shipping Services for the administration of their operations.  The main office space is rented from our chairman and chief executive officer by our wholly-owned subsidiary TBS Shipping. The lease, which expired December 31, 2008, was renegotiated on January 5, 2009 to extend the lease term to December 31, 2009.  The five one-year renewal options also were extended one year to December 31, 2014.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

    Roymar renewed its lease under the first of two one-year renewal options though November 30, 2010 at a monthly rent of approximately $27,000.  The lease requires Roymar to pay additional rent for real estate tax escalations.

    As of December 31, 2008, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At December 31, 2008	Vessel Hire	Premises	Total
2009	$7,331	$566	$7,897
2010	5,530	298	5,828
2011	5,366		5,366
2012	5,380		5,380
2013	5,366		5,366
Thereafter	441		441
	$29,414	$864	$30,278

Purchase Obligations –Vessels

Purchase Obligations –New Vessel Buildings

    At December 31, 2008, the Company had purchase obligations totaling $103.7 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones into the fourth quarter of 2010.  As of December 31, 2008, $102.8 million of the purchase obligation is scheduled to be paid as follows: $64.6 million in 2009 and $38.2 million in 2010.  The timing of actual payments will vary based upon when the milestones are met.

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

Note 19 — Business Segment

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

The Company transports cargo throughout the world, including the U.S.  The amount of voyage revenue generated in countries other than the U.S. was $485.2 million, $241.7 million and $165.9 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Revenue was generated in the following principal foreign geographic areas:

	Year Ended December 31,
Country	2008	2007	2006
Brazil	$127,360	$72,053	$51,653
Japan	79,812	40,592	33,409
United Arab Emirates	69,714	24,406	9,415
Peru	48,707	31,728	16,584
Chile	46,923	11,219	14,977
China	42,319	21,624	16,157
Korea	15,699	5,775	6,018
Venezuela	9,903	4,579	8,453
Argentina	8,312	15,059	1,513
Others	36,456	14,689	7,712
	$485,205	$241,724	$165,891

    Revenue is attributed to these countries based on the location where the cargo is loaded. The difference between total voyage revenue and total voyage revenue by country is revenue from the United States, which is $33.7 million, $19.8 million, and $21.3 million for 2008, 2007, 2006, respectively.  Time charter revenue by country cannot be allocated because the Company does not control the itinerary of the vessel.

    No customers accounted for 10.0% of charter hire receivables at December 31, 2008 and one customer accounted for 13.1% of charter hire receivables at December 31, 2007.   One customer accounted for 13.0% and 13.4% of voyage and time charter revenue for the year ended December 31, 2008 and December 31, 2007 respectively.

Note 20 — Subsequent Events

    During the first quarter of 2009, the Company prepaid $53.1 million of principal installments due through December 31, 2009. Consequently no further principal payments are due in 2009.

Note 21— Selected Quarterly Financial Information (unaudited)

    The following information is presented as supplementary financial information for 2008 and 2007 (in thousands, except per share information):

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$131,576	$156,947	$183,322	$139,788

Income from operations	$50,464	$56,699	$63,854	$38,258

Net income	$45,378	$52,641	$59,143	$34,615

Net income per share:(a)
Basic	$1.62	$1.83	$1.96	$1.15
Diluted	$1.62	$1.82	$1.96	$1.15

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$70,326	$76,661	$91,570	$114,364

Income from operations	$17,214	$18,065	$29,445	$36,902

Net income	$14,404	$21,687	$27,004	$35,154

Net income per share:(a)
Basic	$0.51	$0.77	$0.96	$1.27
Diluted	$0.51	$0.77	$0.96	$1.26

(a)
The quarterly computations are independent of the annual computation. The computation of quarterly and annual earnings per share includes a weighting of the then average number of shares outstanding that will vary for each period. Accordingly, the sum of the four quarters' net income per share will not equal the annual earnings per share. See "Note 17 -- Earnings per share."

TBS International Limited and Subsidiaries
 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2009.

TBS INTERNATIONAL LIMITED
(Registrant)

/s/ Joseph E. Royce
Joseph E. Royce President, Chief Executive Officer, Chairman and Director

/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

/s/ Frank J. Pittella
Frank J. Pittella Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 30th day of March 2009 by the following persons in the capacities indicated:

/s/ Joseph E. Royce	/s/ Ferdinand V. Lepere
Joseph E. Royce, President, Chief Executive Officer, Chairman and Director	Ferdinand V. Lepere, Executive Vice President, Chief Financial Officer

/s/ Frank J. Pittella	/s/ Gregg L. McNelis
Frank J. Pittella, Chief Accounting Officer	Gregg L. McNelis, Senior Executive Vice President,
Chief Operating Officer and Director

/s/ James W. Bayley	/s/ John P. Cahill
James W. Bayley, Vice President and Director	John P. Cahill, Director

/s/ Randee E. Day	/s/ William P. Harrington
Randee E. Day, Director	William P. Harrington, Director

/s/ Alexander Smigelski	/s/ Peter S. Shaerf
Alexander Smigelski, Director	Peter S. Shaerf, Director