Form 10-Q
period 2009-03-31
TBS INTERNATIONAL LTD
filed 2009-05-08
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every   Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):              Yes    ☐    No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 4, 2009, the registrant had outstanding 17,500,871 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED

Form 10-Q For the Quarterly Period Ended March 31, 2009

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,854	$131,150
Restricted cash	20,000	-
Charter hire receivable, net of allowance of $500 in 2009
and $500 in 2008	31,674	45,786
Fuel and other inventories	11,930	12,079
Prepaid expenses and other current assets	10,072	10,722
Advances to affiliates	2,398	6,402
Total current assets	127,928	206,139
Fixed assets, net	805,075	808,706
Goodwill	8,426	8,426
Other assets and deferred charges	20,781	18,414

Total assets	$962,210	$1,041,685

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$18,795	$56,945
Accounts payable and accrued expenses	38,228	41,602
Voyages in progress	1,436	3,268
Advances from affiliates	326	13
Total current liabilities	58,785	101,828

Debt, long-term portion	310,695	326,129
Other liabilities	14,737	15,432
Total liabilities	384,217	443,389

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000 authorized, 17,519,496 shares
issued and 17,500,871 shares outstanding in 2009 and 17,519,496 shares issued and 17,509,496 outstanding in 2008	175	175
Common shares, Class B, $.01 par value, 30,000,000 authorized,
12,390,461 shares issued and outstanding in 2009 and 2008	124	124
Warrants	21	21
Additional paid-in capital	187,039	186,683
Accumulated other comprehensive (loss)	(13,020)	(13,727)
Retained earnings	404,121	425,409
Less: Tresury stock (18,625 shares, at cost)	(467)	(389)
Total shareholders' equity	577,993	598,296
Total liabilities and shareholders' equity	$962,210	$1,041,685

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue
Voyage revenue	$64,513	$98,160
Time charter revenue	6,171	32,726
Logistics revenue	266	532
Other revenue	208	158
Total revenue	71,158	131,576

Operating expenses
Voyage	28,999	31,918
Logistics	249	500
Vessel	27,979	23,434
Depreciation and amortization of vessels
and other fixed assets	22,719	13,493
General and administrative	8,686	11,767

Total operating expenses	88,632	81,112
(Loss) income from operations	(17,474)	50,464

Other (expenses) and income
Interest expense	(3,511)	(3,437)
Loss on extinguishment of debt	0	(2,318)
Interest and other income (expense)	(303)	669
Total other (expenses) and income, net	(3,814)	(5,086)

Net (loss) income	$(21,288)	$45,378

Earnings per share
Net (loss) income per common share
Basic and Diluted	$(0.71)	$1.61

Weighted average common shares outstanding
Basic and Diluted	29,817,405	28,044,310

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(21,288)	$45,378
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	22,719	13,493
Loss on change in value of interest swap contract	12	92
Amortization and write-off of deferred financing costs	737	2,529
Non cash stock based compensation	356	491
Drydocking expenditures	(5,390)	(2,374)
(Income) loss in joint venture	-	(322)
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	14,112	(13,222)
Decrease (increase) in fuel and other inventories	149	(2,655)
Decrease in prepaid expenses and other current assets	650	1,655
(Increase) in other assets and deferred charges	(274)	(639)
(Decrease) in accounts payable and accrued expenses	(3,374)	(6,877)
(Decrease) increase in voyages in progress	(1,832)	2,693
Increase (decrease) in advances from/to affiliates, net	4,317	(2,814)
Net cash provided by operating activities	10,894	37,428

Cash flows from investing activities

Vessel acquisitions / capital improvement costs	(13,698)	(163,035)
Restricted cash to fund 2009 new vessel payments	(20,000)	-
Deposit for vessel purchases	-	(3,030)
Investment in joint venture	(119)	-
Repayment of loan made from joint venture	-	500
Net cash (used) by investing activities	(33,817)	(165,565)
Cash flows from financing activities
Repayment of debt principal	(58,584)	(125,915)
Proceeds from debt	5,000	282,500
Payment of deferred financing costs	(2,711)	(4,079)
Acquisition of treasury stock	(78)	-
Net cash (used in) provided by financing activities	(56,373)	152,506

Net (decrease) increase in cash and cash equivalents	(79,296)	24,369
Cash and cash equivalents beginning of period	131,150	30,498
Cash and cash equivalents end of period	51,854	$54,867
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5,258	$2,537

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

									Accumulated
									Other Com-
							Additional		prehensive
	Common Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2008	29,909,957	299	10,000	(389)	311,903	21	186,683	425,409	(13,727)	$598,296
Net loss								(21,288)		(21,288)
Unrealized gain on cash flow hedges									707	707
Comprehensive income										(20,581)
Stock based compensation							356			356
Treasury stock			8,625	(78)						(78)

Balance at March 31, 2009	29,909,957	$299	18,625	$(467)	311,903	$21	$187,039	$404,121	$(13,020)	$577,993

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBSI") and its subsidiaries (the "Company", "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and vessel chartering services.  Substantially all related corporations of TBSI are foreign corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in TBSI's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2009.

To conform to the 2009 presentation, we revised the 2008 Consolidated Statements of Income for logistics revenue and expense.  Logistics revenue of $532,000 which was previously classified as other revenue is now reported as logistics revenue.  Logistics expense of $500,000 which was previously classified as voyage expense is now reported as logistics expense.  This revision did not impact net income.  The Company's consolidated statements of cash flows for the three months ended March 31, 2008 have been revised to change the classification of drydocking expenditures from net cash used by investing activities to net cash flows provided by operating activities.  The revision decreased net cash provided by operating activities by $2.4 million.

Note 2 — New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") Interim Disclosures about Fair Value of Financial Instruments ("No. SFAS 107-1 and APB 28-1"). The FSP amends FASB Statement ("SFAS") No.107, Disclosures about the Fair Value of Financial Instruments, and APB No.28, Interim Financial Reporting to include disclosures about the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued. The FSP is effective for interim periods ending after June 15, 2009.  The Company is currently evaluating the impact that FSP SFAS 107-1 and APB28-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("EITF 03-6-01"), which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements as discussed in financial statement Note 11 Earnings Per Share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We have adopted SFAS 161and included the required disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51  ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The standards require:  ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase.  SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases ("SFAS 13") and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of FSP 157-1 and 157-2 did not have a material impact on our consolidated financial statements.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company  has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and indefinite lived intangible assets measured at fair value for impairment testing.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):

	March 31,	December 31,
Description	2009	2008
Fuel	$6,521	$7,081
Lubricating oil	4,786	$4,356
Other	623	$642
TOTAL	$11,930	$12,079

Note 4— Advances to / from Affiliates

Advances to/from affiliates, which are entities related by common shareholders, are non-interest-bearing, due on demand, and expected to be collected or paid in the ordinary course of business, generally within one year.  The Company typically advances funds to affiliates in connection with the payment of management fees, commissions and consulting fees.  Advances from affiliates originated primarily from amounts due to affiliates for management fees, commissions and consulting fees earned.

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	March 31, 2009	December 31, 2008
Vessels	$677,901	$677,901
Vessel improvements and other equipment	151,934	140,738
Deferred drydocking costs	21,114	15,724
Vessel construction in process	127,932	126,024
Other fixed assets	17,573	16,979
	996,454	977,366
Less accumulated depreciation and amortization	(191,379)	(168,660)
	$805,075	$808,706

Note 6 — Valuation of Long-Lived Assets and Goodwill

As of December 31, 2008, due to the current economic climate and its effects on the shipping industry, specifically the recent significant decline in charter rates and the significant decline in our market capitalization during the end of 2008, we concluded there was an indication of possible impairment of long-lived assets and goodwill.

In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform tests for impairment of long-lived assets whenever events or circumstances, such as the significant change in charter rates and vessel valuations, suggest that long-lived assets may not be recoverable.  This analysis differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value. Forecasting future cash flows involves the use of significant estimates and assumptions.  The cash flow period was based on the remaining lives of the vessels which range from 4 to 30 years. Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect our current economic outlook.   Based on our December 31, 2008 analysis, there was no impairment of fixed assets at year-end.  At March 31, 2009, no indication of impairment of fixed assets was present.  Future events or circumstances, which could require us to perform updated tests for impairment, may cause us to conclude that impairment of our fleet exists.

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

     Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  We estimate the fair value using income and market approaches through the application of discounted cash flow.  We updated our analysis at December 31, 2008 revising certain key assumptions to reflect:  (a) reductions in future expected cash flows for the period from 2009 to 2013 due to revised forecasts for 2009 and later years; and (b) a discount rate of 13%, which was based on our best estimates of the weighted-average cost of capital.  Based on our December 31, 2008 analysis, there was no impairment of goodwill at year-end.  At March 31, 2009, no indication of impairment of goodwill was present.

Note 7 — Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
Description	2009	2008
Accounts payable and accrued expenses - vessel	$28,055	$29,082
Accounts payable and accrued expenses - voyage	8,872	11,126
Accrued payroll and related costs	1,298	1,394
Total	$38,225	$41,602

Note 8 — Financing

The Company's outstanding credit facilities consist of the following (in thousands):

	Interest Rate at March 31, 2009	March 31, 2009	December 31, 2008

Bank of America - term credit facility,
expires December 31, 2011	4.91%	$76,000	$95,000
Bank of America - revolving credit facility,
expires March 26, 2012	4.51% & 4.53%	75,000	75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 2015	4.96%	80,000	75,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	4.10% & 4.00%	28,750	31,750
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.13%	35,864	60,324
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	7.00%	19,250	29,750
Commerzbank AG credit facility,			-
expires June 2, 2011	3.14%	6,500	6,500
Berenberg Bank credit facility,
expires June 19, 2012	3.01%	8,126	9,750
Debt balance		$329,490	$383,074

2009 (April 1, 2009 through December 31, 2009)	$2,835
2010	76,464
2011	72,698
2012	104,073
2013	16,124
Thereafter	57,296
$329,490

Loan Modifications

As a result of recent economic conditions and its impact on the shipping industry, specifically the market value of vessels, the Company concluded discussions with all lenders of our credit facilities in March 2009 to obtain a waiver of the collateral coverage requirements and other financial covenants such as leverage, fixed interest coverage ratios and minimum net worth and cash balance requirements.  During March 2009, the credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter of 2009, provided that the Company meets two additional covenants.  These covenants include an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and minimum end of month cash balance of not less than $40.0 million.  In connection with the modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  The Company was required under the amended Bank of America and The Royal Bank of Scotland Credit Facilities to maintain an average monthly cash balance of $15 million and $10 million, respectively that would be counted toward the $40.0 million end of month cash balance requirement.  The Company is also required under the amended The Royal Bank of Scotland Credit Facility to keep on deposit $20.0 million, which represents the portion of payments due to the shipyard during 2009 that are not funded by The Royal Bank of Scotland new building credit facility.  The $20.0 million is not counted toward the $40.0 million end of month cash balance requirement. The $20 million of restricted cash will decrease as payments are made to the yard.   In connection with the loan modifications, the Company incurred total financing costs of $2.7 million.

The lenders have agreed to waive existing financial covenants through January 1, 2010.  The original financial covenants will be reinstated effective January 2, 2010. The company was in compliance with the modified covenants as of March 31, 2009. Based on current internal projections we anticipate that the Company will not meet the covenant requirements in 2010.  At that time the Company will need to obtain additional waivers to modify the terms of the existing credit facilities or refinance its debt.  The Company has discussed this situation with our lenders, and they have agreed to commence discussions in September or October 2009 to either extend the existing waivers or modify the covenants based on our 2009 actual and projected results and updated 2010 forecast. Assuming the Company is able to obtain additional waivers or modify the terms of the existing credit facilities, the Company believes it has sufficient liquidity to meet its needs over the next twelve months.  In the event the company cannot secure modifications of the existing credit facilities, this could raise substantial doubt about our ability to continue as a going concern at that time.

 Bank of America Credit Facility

On March 26, 2008, the Company, through its subsidiaries, entered into a credit agreement to amend and restate the existing Bank of America Credit Facility ("BA Credit Facility").  The amendment increased the total syndicated BA Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility"). The BA Term Credit Facility was increased to $142.5 million from $80 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.  In connection with the March 27, 2009 modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  At March 31, 2009, $75 million is outstanding under the BA Revolving Credit Facility.  The March 27, 2009 loan modification requires that the Company maintain a minimum average monthly cash balance of $15.0 million with Bank of America, which is part of the $40.0 million minimum average cash balance required to be maintained under the additional covenants.

The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011.  On March 31, 2009 the Company prepaid $28.5 million covering the June, September and December 2009 installments.  The BA Revolving Credit Facility is due March 26, 2012. The Company has the option of selecting interest on the BA Credit Facility at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, as defined in the credit agreement.  Interest is at the index rate selected by the Company plus a loan margin rate based on the Company’s consolidated leverage ratio.  After March 13, 2009, the loan  margin increases under the terms of the March 27, 2009 loan modification to 4.0% if the Company’s quarter-end consolidated leverage ratio is less than 6.00 to 1.00 and 5.25% if the consolidated leverage ratio is 6.00 to 1.00 or higher.

In connection with the March 26, 2008 amendment and restatement of the Bank of America Credit Facility, the Company incurred deferred financing costs of $2.4 million.  Applying the guidance of both the FASB Emerging Issues Task Force ("EITF") issue 96-19, which is applicable to the BA Term Credit Facility, and EITF issue 98-14, which is applicable to the BA Revolving Credit Facility, $2.3 million of unamortized financing costs, previously incurred on the credit facility prior to the amendment, was charged to consolidated income during the first quarter of 2008 under the caption "Loss on extinguishment of debt".  The $2.4 million incurred as a result of the March 2008 amendment and restatement of the Bank of America Credit Facility is being amortized over the term of the BA Credit Facility.  Under the March 2009 loan modification the Company incurred additional finance cost of $2.1 million that is being amortized over the remaining term of the BA Credit Facility.  In connection with the March 2009 amendment and restatement of the Bank of America Credit Facility, approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility were charged to income from operations as interest expense.

The BA Credit Facility is collateralized primarily by 30 of our vessels having a net book value at March 31, 2009 of $421.4 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels.  In connection with the March 27, 2009 loan modification, five vessels were added as additional collateral to the BA Credit Facility, which increased the number of vessels collateralizing the credit facility from 25 to 30 vessels.  Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.  Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The BA Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens; pay dividends under certain circumstances; enter into transactions with affiliates, merge, consolidate, or dispose of assets; and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  As described in the above "Loan Modifications" section the Company obtained a waiver of the collateral coverage requirement and other financial covenants.  At March 31, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company, through six wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  On March 27, 2009, the Company agreed to a modification of the RBS Credit Facility that reduced the collateral coverage requirements and waived the financial covenants through January 1, 2010.  In connection with the loan modification the loan interest margin and commitment fee increased and the Company is required to keep minimum cash balances with The Royal Bank of Scotland.  RBS Credit Facility is made up of six $25.0 million individual term loans designated individually as Loan A through Loan F.  The loans for the Rockaway Belle and Dakota Princess are available through August 31, 2009, and February 20, 2010 as modified.  The loans for the remaining four vessels are available through April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as agreed upon by the lenders.  The first two vessels to be delivered are Rockaway Belle and Dakota Princess formerly Hull No NYHS200720, and NYHS200721.  Advances under the RBS Credit Facility will be drawn by the borrowing subsidiaries in specified amounts upon the completion of the milestones as shown in the table below:
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

As of March 31, 2009 the Company had borrowed $80.0 million under the RBS Credit Facility, consisting of $30.0 million drawn down for all vessel buildings shortly after the signing of the contracts and the following draw downs made with respect to each vessel building milestone;

•	$ 15.0 million drawn down on the steel cutting, keel laying and launch of Hull No NYHS20720;
•	$ 10.0 million drawn down on the steel cutting and keel laying of Hull No NYHS20721;
•	$ 10.0 million drawn down on the steel cutting, keel laying of Hull No NYHS20722;
•	$ 5.0 million drawn down on the steel cutting of Hull No NYHS00723;
•	$ 5.0 million drawn down on the steel cutting of Hull No NYHS200724, and
•	$ 5.0 million drawn down on the steel cutting of Hull No NYHS200725.

 The advances due at the time of delivery as shown in the above table are subject to adjustment if the total advanced by the lenders, including the scheduled delivery advance, exceeds 75% of the value of the vessel at the time of delivery.  The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and after delivery of the respective vessel by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance.  TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Under the loan modification the loan margin increased to LIBOR plus a margin of 3.50% from a margin of 1.75% prior to the drawdown of the advance at the time of delivery.  The loan margin after the delivery advance is drawn down was not changed from LIBOR plus a margin of 1.50%.  Interest is payable either monthly, quarterly or semi-annually depending on the interest period selected by the Company.  Each of the loans made under the RBS Credit Facility were originally payable in 40 quarterly installments of $0.4 million beginning three months after the drawdown of the delivery advance with a final payment of $8.3 million due when the last quarterly payment is made. The repayment term of each of the loans was reduced under the March 27, 2009 loan modification from 40 quarterly installments to 20 quarterly installments.  The quarterly installments of $0.4 million on each of the loans remained unchanged; however the final payment due was increased from $8.3 million to $16.6 million.  If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.  The loan modification requires the Company to maintain a minimum average monthly cash balance of $10.0 million, which is part of the $40.0 million minimum cash balance that is required under the modified covenants.  The Company is also required to deposit $20.0 million with The Royal Bank of Scotland to be used to pay the Company’s portion of 2009 installments due under the Shipbuilding Contracts, which is not part of the $40.0 million end of month minimum cash balance required to be maintained. The $20.0 million is recorded as restricted cash on the consolidated balance sheet.  The restricted cash balance will decrease as payments are made to the shipyard in 2009.

The RBS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In connection with the loan modification the Company obtained a waiver of the financial covenants through January 1, 2010 and a reduction of the collateral coverage requirement, which was reduced from 125% to 100% during the waiver period.  TBSI as Guarantor, as defined in the loan agreement, is restricted from paying dividends or making other distributions that would:  (1) result in a default of the RBS Credit Facility,  (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or  (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio as defined in the loan agreement.  At March 31, 2009, the Company was in compliance with the additional financial covenants under the loan modification.  See above section, "Loan Modifications".

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

During 2008, the Company capitalized financing costs, including loan origination fees and bank guarantee fees totaling $2.3 million.  Under the March 27, 2009 loan modification, the Company incurred additional finance cost of $1.0 million that is being capitalized.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company, through two of its subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase the Arapaho Belle and Oneida Princess.  The loan was fully drawn down shortly after the delivery of the Oneida Princess on February 19, 2008.  On March 24, 2009, Company agreed to a modification of the CS Credit Facility that waived the financial covenants through January 1, 2010.

The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining 32 quarters.  At March 31, 2009, in connection with the loan modification, the Company prepaid $4.5 million covering the June September and December 2009 installments.  The loan modification increased the loan margin to LIBOR plus 2.75%.

During 2008, the Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the CS Credit Facility.  The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at March 31, 2009 of $61.3 million, and a pledge of any insurance proceeds received related to the vessels.  The CS Credit Facility is guaranteed by TBSI.  Under the loan modification the Company incurred additional deferred finance cost in the first quarter of 2009 of $0.2 million, which is being amortized over the remaining term of the CS Credit Facility.

The CS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage. The CS Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender. In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement. As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants provided that the additional financial covenants are met.  At March 31, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

The DVB Credit Facility

On January 16, 2008, the Company, through seven of its subsidiaries, entered into a $75.0 million credit facility with a syndication of lenders led by DVB Group Merchant Bank (Asia) Ltd. ("DVB Credit Facility"). The proceeds were used to replenish working capital used to exercise a purchase option for seven multipurpose tweendeck vessels chartered in under a sale-leaseback arrangement, and for general corporate purposes. These vessels have been part of our operational fleet since 2003 under a 66 month sale-leaseback contract which provided purchase options.  On March 24, 2009, the Company agreed to a modification of the DVB Credit Facility that waived the financial covenants and collateral coverage requirements in return for a higher loan margin and amendment fee through January 1, 2010.

The loan is repayable over five years in quarterly installments of $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters. During the first quarter of 2009 the Company prepaid $19.6 million covering the April, July and October 2009 and January 2010 quarterly installments.  Interest which was at LIBOR plus 2.50% was increased to LIBOR plus 4.00%.  Interest is payable quarterly in arrears.

During 2008, the Company incurred deferred financing costs of $1.3 million that are being amortized over the term of the DVB Credit Facility.  Under the loan modifications the Company incurred additional deferred finance cost of $0.2 million in the first quarter of 2009 that is being amortized over the remaining term of the DVB Credit Facility.

The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at March 31, 2009 of $36.1 million, and a pledge of any insurance proceeds received related to the vessels. The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  Non-financial covenants include, among others covenants, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance. At March 31, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

AIG Commercial Equipment Finance Borrowing

On February 29, 2008, the Company, through three of its subsidiaries, borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. ("AIG Credit Facility").  The loan proceeds were used to replenish working capital used to acquire the Hopi Princess, Mohave Maiden and Zuni Princess.  On March 27, 2009, the Company agreed to a modification of the AIG Credit Facility that waived the financial covenants and collateral coverage requirements through January 1, 2010.

The AIG Credit Facility is repayable over four years in quarterly installments of $2.63 million for the first eight quarters and $1.75 million for the remaining eight quarters.  In March 2009, the Company prepaid $7.9 million covering the April, July and October 2009 quarterly installments.  In connection with the loan modification interest, which was at LIBOR plus an interest margin of 1.75% with an interest rate floor of 5.0%, was changed to LIBOR plus an interest margin of 3.50% with an interest rate floor of 7.0%.

Upon borrowing under the AIG Credit Facility the Company incurred deferred financing costs of $0.5 million that are being amortized over the term of the AIG Credit Facility. Under the March 27, 2009 loan modifications the Company incurred additional finance cost of $0.2 million that is being amortized over the remaining term of the AIG Credit Facility.

 The AIG Credit Facility was collateralized primarily by four vessels, including the Zia Belle which was added as collateral in connection with the loan modification.  Collateralized vessels had a net book value at March 31, 2009 of $89.8 million.  The AIG Credit Facility is also collateralized with a pledge of any insurance proceeds received related to the vessels and a guarantee from TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits. As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other covenants, to maintain the vessels, comply with applicable laws, maintain proper books and records, preserve its corporate existence and maintain adequate insurance.  At March 31, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

Commerzbank AG

On June 2, 2008, the Company, through a subsidiary, borrowed $12.5 million from Commerzbank AG to finance part of the acquisition costs of the vessel Caribe Maiden, whose purchase price was $23 million (the "Commerzbank AG Loan"). The Commerzbank AG Loan is guaranteed by TBS International Limited.  On March 2, 2009, Company agreed to a modification of the Commerzbank AG Loan that waived the financial covenants and collateral coverage requirement through December 31, 2009.

The Commerzbank AG Loan is repayable over three years in 12 quarterly installments. Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments.  At March 31, 2009, the Company prepaid $1.5 million for the June 2009 quarterly installment.  On April 1, 2009, the Company prepaid $2.0 million for the September and December 2009 quarterly installments.  The loan modification increased the loan's interest rate, which was at LIBOR plus an interest margin of 1.50%, to LIBOR plus an interest margin of 3.00% during the waiver period.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Commerzbank AG Loan.  The Commerzbank AG Loan is collateralized by the vessel Caribe Maiden, which had a net book value of $24.5 million at March 31, 2009, and assignment of freight and insurance proceeds.

The Commerzbank AG Loan contains certain financial and non-financial covenants. The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other things to: maintain vessels when delivered, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At March 31, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

 Berenberg Bank

On June 19, 2008, the Company, through a subsidiary, borrowed $13.0 million from Joh. Berenberg, Gossler & Co. KG (the "Berenberg Bank Loan") to finance part of the acquisition cost of the vessel Ottawa Princess, whose purchase price was $23 million. The Berenberg Bank Loan is guaranteed by TBS International Limited. On March 10, 2009, Company agreed to a modification of the Berenberg Bank Loan that waived the collateral coverage requirement through December 31, 2009.

The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of approximately $0.8 million each.  At March 31, 2009, the Company prepaid $2.4 million covering the June, September and December 2009 quarterly installments.  The loan modification increased interest, which was at LIBOR plus an interest margin of 1.70%, to LIBOR plus an interest margin of 3.00% effective May 1, 2009.

The Company incurred deferred financing costs of $0.1 million that are being amortized over the term of the Berenberg Bank Loan.  The Berenberg Bank Loan is collateralized by the vessel, which had a net book value of $25.1 million at March 31, 2009 and assignment of freight and insurance proceeds.

The Berenberg Bank Loan agreement contains a collateral coverage requirement and non-financial covenants. The collateral coverage was waived by the bank.  The non-financial covenants require the Company, among other covenants, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance. At March 31, 2009 the Company was in compliance with all covenants.

Note 9 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS No. 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings.  The Company accounts for interest rate contracts by using the "matched terms" accounting method as provided by Derivative implementation Group Issue G9, "Assuming No Ineffectiveness When Critical Terms of the Hedging Instruments and the Hedge Transaction Match in a Cash Flow Hedge” and the methodology prescribed by Derivative Implementation Group Issue G7, "Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied".

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

As of March 31, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $229.9 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.78%.  Interest rate contracts having a notional amount of $159.9 million at March 31, 2009, decrease as principal payments on the respective debt is made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	$13,020	Other liabilities	$13,727

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	1,717	Other liabilities	1,705

Total derivatives		$14,737		$15,432

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	March 31, 2009	December 31, 2008
Interest rate contracts	$13,020	$13,727

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivatives	2009	2008
Interest rate contracts	Interest expense	$12	$92

A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019 for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract. Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the Consolidated Statement of Income.  For the three months ended March 31, 2009 approximately $0.2 million was recognized as a reduction to interest expense.

In connection with the loan modifications completed in March 2009, the Company prepaid principal installments on all its credit facilities.  The prepayment resulted in the notional amount of certain swap contracts to be greater than the debt balance being hedged.  Approximately $0.2 million was recognized as additional interest expense for the ineffective portion of derivatives caused by the prepayment of principal installments.  No amounts were recognized in income on the ineffective portion of derivatives during the three months ended March 31, 2009.  Approximately $0.7 million was recognized in income on amounts of derivatives excluded from effectiveness testing during the three months ended March 31, 2008

The Company does not obtain collateral or other security to support financial instruments subject to credit risk. The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions. The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

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

The following table summarizes assets and liabilities measured at fair value on recurring basis at March 31, 2009, as required by SFAS No. 157:

(in thousands)
		Level 1	Level 2	Level 3
Liabilities
	Interest rate contracts	$-	$13,020	$-

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

In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On March 31, 2009 there were 17,519,496 Class A common shares issued, of which 17,500,871 are outstanding, and 12,390,461 Class B common shares issued and outstanding.

Warrants

At March 31, 2009, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipient's estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").  During the first quarter of 2009, employees vested in a total of 28,000 Class A common shares granted in 2008.  Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to Treasury Stock 8,625 Class A common shares, valued at $77,798, to cover the recipient's estimated payroll tax liability.  On March 31, 2009, there were 18,625 Treasury Stock shares held by the Company having a cost of $466,798.

 Note 11 — Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except number of shares and earnings per share amounts)

Numerators:
Net (loss) income	$(21,288)	$45,378
Allocation of undistributed income to nonvested restriced common shares	-	(239)

(Loss) earnings available to common shareholders — Basic and Diluted	$(21,288)	$45,139

Denominators:
Weighted average common shares outstanding — Basic and Diluted	29,817,405	28,044,310

Net (loss) income per common share:
Basic and Diluted	$(0.71)	$1.61

Anti-dilutive warrants not included above	311,903

In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (EITF 03-6-1).   This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and should be included in the two-class method of computing earnings per share as described in Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share"  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock, consisting of time-vested restricted shares are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP.  We adopted the provisions of EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented.  The application of EITF 03-6-1 reduced first quarter 2008 basic and diluted earnings per common share by $0.01.

At March 31, 2009 and 2008, there were outstanding exercisable warrants to purchase 98,311 Class A and 190,542 Class B common shares, held by parties not affiliated with existing shareholders. The warrants are issuable for nominal consideration upon exercise.  Consequently, the warrants have been treated as outstanding for purposes of computing basic earnings per share for the three months ended March 31, 2008.  However, for the three months ended March 31, 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be antidilutive.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction. Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter.  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases.  Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease.  The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.  Deferred leasing costs of $1.2 million, incurred in connection with the origination of the charters, are being amortized over the terms of the leases.  As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At March 31, 2009 and December 31, 2008, deferred rent expense was $2.9 million and $2.6 million, respectively.

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

As of March 31, 2009, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At March 31, 2009	Vessel Hire	Premises	Total

2009 (April 1, 2009 through December 31, 2009)	$5,500	$424	5,924
2010	5,529	298	5,827
2011	5,366	-	5,366
2012	5,380	-	5,380
2013	5,366	-	5,366
Thereafter	441	-	441
	$27,582	$722	$28,304

Purchase Obligations – New Vessel Buildings

At March 31, 2009, the Company had purchase obligations totaling $103.7 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones into the fourth quarter of 2010.  As of March 31, 2009, $102.8 million of the purchase obligation is scheduled to be paid as follows: $64.6 million during the remainder of 2009 and $38.2 million in 2010.  The timing of actual payments will vary based upon when the milestones are met.

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

The Company transports cargo throughout the world, including the United States.  The amount of voyage revenue generated in countries other than the United States was $55.9 million and $96.7 million for the three months ended March 31, 2009 and 2008, respectively.

Revenue was generated in the following principal foreign geographic areas (in thousands):

	Three Months Ended March 31,
Country	2009	2008

United Arab Emirates	$12,579	$12,373
Japan	10,975	18,203
Brazil	8,313	29,150
Peru	6,159	11,419
Chile	4,829	9,330
China	4,084	2,750
Korea	3,333	3,419
Venezuela	-	1,407
Others	5,650	8,604
Total	$55,922	$96,655

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

Two customers accounted for 10% or more of charter hire receivables at March 31, 2009 and no customers accounted for 10% or more of charter hire receivables at December 31, 2008. No customers accounted for 10% or more of voyage and time charter revenue for three months ended March 31, 2009 and  2008.

Note 14 — Subsequent Events

On April 2, 2009, the Company prepaid Commerzbank Bank $2.0 million for the debt payments for the principal installments for the third and fourth quarters of 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect current expectations of the Company's management. They are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can generally be identified by the use of forward-looking statements because they use words as the "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "seeks" and similar terms.

Forward-looking statements involve risks, uncertainties and assumptions. Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy. Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009, and other unforeseen risks. The uncertainties, risks and other factors, among other unforeseen risks, include, but are not limited to:

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
•
China Communications Construction Company Ltd./ Nantong Yahua Shipbuilding Co., Ltd.’s ability to complete and deliver the vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 and subsequent reports on Form 10-Q and Form 8-K.

You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

The following is a discussion of our financial condition at March 31, 2009 and December 31, 2008 and our results of operations comparing the three months ended March 31, 2009 with the three months ended March 31, 2008. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

We are an ocean transportation services company that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel and bulk services and vessel chartering supported by a fleet of multipurpose tweendeckers and handysize and handymax bulk carriers. Our liner, parcel and bulk services carry steel products, salt, sugar, grain, fertilizers, chemicals, metal concentrates, aggregates and general cargo.  In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer  a unique Five-Star Service consisting of ocean transportation, logistics, port services, operations and strategic planning. This distinguishes us from traditional dry cargo shipping companies.

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

We have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa.  We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies.  We have expanded and upgraded our fleet which now numbers 47 vessels including 45 ships that we own and two that we charter-in with an option to purchase.  Historically, we have expanded our fleet by acquiring second hand vessels.  While we remain committed to expanding our fleet, the current economic conditions and the current decline in demand for shipping services have caused us to reevaluate acquiring secondhand vessels.  The global financial crisis has resulted in a reduction in the demand for shipping services and a significant downturn in spot freight and time charter rates.  A reduction in the availability of vessel acquisition funding has caused potential buyers to delay, postpone or abandon their vessel acquisition plans.  Pending any dramatic change in global economic conditions we have decided to suspend any further acquisitions of secondhand vessels. Our current business strategy includes growing through the acquisition of multi-purpose tweendeckers, under our new building contract, and chartering-in vessels as needed.  On March 29, 2007, we entered into a contract for six "Roymar Class" 34,000 deadweight ton ("dwt") multipurpose vessels with retractable tweendecks, designed to our specifications for which we have arranged funding.  Two of the vessels are scheduled for delivery in 2009 and the remaining four in 2010.  The two newbuilds that are expected to be delivered in the second and fourth quarter of 2009 have been named Rockaway Belle and Dakota Princess.

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

Our loan agreements with our various credit facilities contain both financial and non-financial covenants.  During March 2009, based on third-party vessel valuations, we did not meet collateral coverage requirements.  The credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter 2009.  See - "Note 8 - Financing" for detailed information.

Management is taking measures to manage our business during the global financial crisis to position us to take advantage of the eventual recovery.  These measures include: eliminating bonus payments to our executives and employees, freezing salaries at 2008 levels, instituting a cost cutting program, prepayments of debt, the negotiation of loan covenant waivers obtained in March 2009, reducing capital expenditures and scaling back the accelerated steel renewal and reinforcement program.

Drydocking

 During the past twelve months, our fleet has grown to 47 vessels from 42 vessels. These vessels must be drydocked twice during a five-year cycle. Thus, our controlled fleet of 47 vessels at March 31, 2009, would result in 94 drydockings over five years or an average of 19 vessels per year.

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

    During the first quarter of 2009, one vessel that entered into drydock during the fourth quarter of 2008 continued its drydocking for 16 days into the first quarter and eight vessels entered drydock for 138 days.  Our preliminary quarterly drydock schedule of vessels anticipated to be drydocked during 2009, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed

Second Quarter 2009	5	2	123	days	235	MT
Third Quarter 2009	1	6	158	days	540	MT
Fourth Quarter 2009	2	5	179	days	482	MT
Total for 2009		13	460		1,257

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require over 100 metric tons of steel renewal will take from 35 to 75 days.   We capitalize vessel improvements, including steel renewal and reinforcement, in connection with the first drydocking after we acquire vessels.

New Ship Building

We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program.  In 2007, we contracted a Chinese shipyard to build six newly designed vessels. These 34,000 dwt vessels are a larger class of tweendeckers and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet. The ships were designed by a TBS team, drawn from all phases of our operations, to optimize our efficient cargo transportation in our trade lanes. One vessel, the Rockaway Belle, formerly Hull No NYHS200720, was launched in November 2008 and we expect to take delivery in the second quarter of 2009. The milestones met (as defined in the agreements) and the expected delivery dates as of March 31, 2009, are noted below:

	Argyle Maritime Corp.	Caton Maritime Corp.	Dorchester Maritime Corp.	Longwoods Maritime Corp.	McHenry Maritime Corp.	Sunswyck Maritime Corp.
Milestone	Hull No NYHS200720 Rockaway Belle	Hull No NYHS200721 Dakota Princess	Hull No NYHS200722 To be Named	Hull No NYHS200723 To be Named	Hull No NYHS200724 To be Named	Hull No NYHS200725 To be Named
Contract Signing	Met	Met	Met	Met	Met	Met
Steel Cutting	Met	Met	Met	Met	Met	Met
Keel Laying	Met	Met	Met
Launching	Met
Anticipated Delivery	2nd Qtr 2009	4th Qtr 2009	1st Qtr 2010	2nd Qtr 2010	3rd Qtr 2010	4th Qtr 2010

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at March 31, 2009 we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

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

Depreciation and amortization is computed for vessels and vessel improvements on the remaining useful life of each vessel, which is estimated as the period from the date we put the vessel into service to the date 30 years from the time that the vessel was initially delivered by the shipyard. Drydock costs are amortized on a straight-line basis over the period through the date of the next drydocking which is typically 30 months.  Other fixed assets, consisting principally of computer hardware, software and office equipment are depreciated on a straight-line basis using useful lives of from three to seven years.  Grabs are depreciated on a straight-line basis using useful lives of ten years.  Vessel leasehold improvements, which are included with vessel improvements and other equipment, are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

Commissions on freight and port agency fees are paid to related companies, Beacon and TBS Commercial Group, companies which are owned by our principal shareholders.  Management fees and commissions paid to Beacon and TBS Commercial Group are fixed under agreements, and any new management agreements or amendments to the current management agreements with Beacon and TBS Commercial Group are subject to approval by the Compensation Committee of our Board of Directors.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$64,513	90.6	$98,160	74.6	(33,647)	(34.3)
Time charter revenue	6,171	8.7	32,726	24.9	(26,555)	(81.1)
Logistics revenue	266	0.4	532	0.4	(266)	(50.0)
Other revenue	208	0.3	158	0.1	50	31.6
Total revenue	71,158	100.0	131,576	100.0	(60,418)	(45.9)

Voyage expense	28,999	40.8	31,918	24.2	(2,919)	(9.1)
Logistics	249	0.4	500	0.4	(251)	(50.2)
Vessel expense	27,979	39.3	23,434	17.8	4,545	19.4
Depreciation and amortization	22,719	31.9	13,493	10.3	9,226	68.4
General and administrative	8,686	12.2	11,767	8.9	(3,081)	(26.2)
Total operating expenses	88,632	124.6	81,112	61.6	7,520	9.3
(Loss) income from operations	(17,474)	(24.6)	50,464	38.4	(67,938)	(134.6)
Other (expenses) and income
Interest expense	(3,511)	(4.9)	(3,437)	(2.6)	(74)	2.2
Loss on extinguishment of debt	-	-	(2,318)	(1.8)	2,318	(100.0)
Other income (expense)	(303)	(0.4)	669	0.5	(972)	(145.3)
Net (loss) income	$(21,288)	(29.9)	$45,378	34.5	$(66,666)	(146.9)

Voyage revenue

The table below shows key metrics related to voyage revenue:

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)

Voyage Revenue (in thousands)	$64,513	$98,160	$(33,647)	(34.3)%
Number of vessels (1)	35	26	9	34.6%
Freight voyage days (2)	3,116	2,375	741	31.2%
Days on hire (3)	3,198	2,476	722	29.2%
Revenue tons carried (thousands) (4)
For all cargoes	2,148	2,044	104	5.1%
Excluding aggregates	1,153	994	159	16.0%
Aggregates	995	1,050	(55)	(5.2)%
Freight Rates
For all cargoes	$30.04	$48.02	$(17.98)	(37.4)%
Excluding aggregates	$44.78	$86.32	$(41.54)	(48.1)%
Daily time charter equivalent rates (5)	$11,685	$28,513	$(16,828)	(59.0)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
(4)
Revenue tons is a measurement on which shipments are freighted.  Cargoes are rated as weight (based on metric tons) or measure (based on cubic meters); whichever produces the higher revenue will be considered the revenue ton.

(5)
Daily Time Charter Equivalent or "TCE" rates are defined as voyage revenue less voyage expenses during the period divided by the number of available freight voyage days during the period. Voyage expenses include: fuel, port call, commissions, stevedore and other cargo related and miscellaneous voyage expenses.  To conform to the 2009 presentation daily time charter equivalent rates for 2008 were revised to exclude logistic expenses which were classified as voyage expense in 2008.  No deduction is made for vessel or general and administrative expenses. TCE includes the full amount of any probable losses on voyages at the time such losses can be estimated. TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

The decrease in voyage revenue for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to an approximately 48% decrease in average freight rates for non-aggregate cargoes which was slightly offset by increased average freight rates for aggregates and an increase in non-aggregate revenue tons carried, primarily agricultural cargo.

Average freight rates for all cargoes decreased $17.98 per ton, or 37.4%, to $30.04 per ton for the three months ended March 31, 2009, as compared to $48.02 per ton for the same period in 2008. Excluding aggregates average freight rates would have been $44.78 per ton as compared to $86.32 per ton for the same period in 2008. The average freight rates decreased despite the decrease in high-volume, low-freighted aggregates bulk cargo that we handled in 2009 as compared to 2008. While average freight rates on aggregates bulk cargo is lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates. For the three months ended March 31, 2009 and 2008 we had contracts of affreightment, expiring late 2010, under which we carried approximately 1,070,000 and 1,500,000 revenue tons and generated $18.5 million and $40.1 million of voyage revenue, respectively.

Revenue tons carried increased 103,959 tons or 5.1% to 2,147,911 tons for the three months ended March 31, 2009 from 2,043,952 tons for the same period in 2008. Non-aggregate revenue tons carried, primarily agricultural cargo, increased approximately 158,685 tons.  Aggregate revenue tons carried decreased by 54,726 tons for the three months ended March 31, 2009 as compared to the same period in 2008.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	March 31, 2009		March 31, 2008		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage

Aggregates	$12,902	20.0	$12,373	12.6	$529	4.3
Steel products	11,858	18.4	27,935	28.5	(16,077)	(57.6)
Agricultural products	11,810	18.3	13,932	14.2	(2,122)	(15.2)
Metal concentrates	10,145	15.7	20,374	20.8	(10,229)	(50.2)
Project cargo	4,297	6.7	5,031	5.1	(734)	(14.6)
General cargo	4,232	6.6	1,798	1.8	2,434	135.4
Rolling stock	3,402	5.2	3,581	3.6	(179)	(5.0)
Other bulk cargo	1,971	3.0	9,463	9.6	(7,492)	(79.2)
Fertilizers	1,716	2.7	-	-	1,716	-
Automotive products	1,459	2.3	2,321	2.4	(862)	(37.1)
Other	721	1.1	1,352	1.4	(631)	(46.7)
Total voyage revenue	$64,513	100.0	$98,160	100.0	$(33,647)	(34.3)

Time charter revenue

The key metrics related to time charter revenue are as follows:

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)

Time Charter Revenue (in thousands)	$6,171	$32,726	$(26,555)	-81.1%
Number of vessels (1)	10	11	(1)	-9.1%
Time Charter days (2)	887	1,030	(143)	-13.9%
Daily charter hire rates (3)	$6,958	$31,773	$(24,815)	-78.1%
Daily time charter equivalent rates (4)	$5,947	$30,339	$(24,392)	-80.4%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ended March 31, 2009 and March 31, 2008 were $0.3 million and $1.5 million, respectively. For the three months ended March 31, 2009, time charter voyages include fuel cost of $0.6 million related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue. No voyage expenses are deducted because they are not applicable.

The decrease in time charter revenue was primarily attributable to a decrease in average charter hire rates, and a decrease in time charter-out days. Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in the average charter hire rate per day is primarily due to the worldwide economic crisis which has dramatically affected shipping spot market rates. The decrease in time-charter-out days is the result of increased use of our controlled vessels in our established voyage business and shipping market conditions.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  We initiated logistics support services in the fourth quarter of 2007.  To conform to the 2009 presentation, we revised our 2008 Consolidated Statements of Income for logistics revenue and expense.  Logistics revenue of $532,000 which was previously classified as other revenue, is now reported as logistics revenue.  Logistics expense of $500,000 which was previously classified as voyage expense is now reported as logistics expense.  This revision did not impact net income.

Logistics revenue and expenses decreased approximately 50% for the three months ended March 31, 2009 as compared to the same period in 2008, principally due to the impact of the economic downturn.

Voyage expense

Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Voyage & Time Charter Revenue

Fuel expense	$14,124	48.7	20.0	$14,803	46.4	11.3	$(679)	(4.6)	8.7
Commission expense	3,299	11.4	4.7	6,996	21.9	5.3	(3,697)	(52.8)	(0.6)
Port call expense	5,807	20.0	8.2	5,313	16.6	4.1	494	9.3	4.1
Stevedore and other
cargo-related expense	3,071	10.6	4.3	3,623	11.4	2.8	(552)	(15.2)	1.5
Miscellaneous voyage
expense	2,698	9.3	3.8	1,183	3.7	0.9	1,515	128.1	2.9
Voyage expense	$28,999	100.0	41.0	$31,918	100.0	24.4	$(2,919)	(9.1)	16.6

Voyage expense decreased 9.1% for the three months ended March 31, 2009 as compared to the same period in 2008, principally due to a decrease in fuel and commission expense.  Voyage expense decreased $2.9 million primarily due to a decrease in commission expense, resulting from a decrease in voyage revenue  and to a lesser extent a decrease in fuel expense which resulted from lower average fuel costs offset by an increase in consumption, offset by an increase in miscellaneous voyage expense.

The 16.6% increase in voyage expense as a percentage of voyage and time charter revenue to 41.0% for the three months ended March 31, 2009 as compared to 24.4% for the same period in 2008 was primarily due to the decrease in freight rates, which decreased primarily due to the worldwide economic crisis.

Commission expense is based on the amount of revenue.  The decrease in commission expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the decrease in revenue and to a smaller extent a decrease in the rate of commissions for the TBS Middle East Ltd. service to 3.75% for the three months ended March 31, 2009 from 5.00% during the same period in 2008.

The 8.7% decrease in fuel expense was due to a decrease in the average price per metric ton ("MT") offset by an increase in consumption.  For the three months ended March 31, 2009, the average price per MT decreased to $376 per MT as compared to $554 per MT for the same period in 2008.  Consumption increased for the three months ended March 31, 2009 to 37,522 MT from 26,741 MT for the same period in 2008.  Average fuel cost per freight voyage day was $4,533 during the three months ended March 31, 2009 and $6,233 during the same period in 2008. The increase in consumption is principally due to a 22% increase in steaming days to 1,558 for the three months ended March 31, 2009 from 1,275 for the same period in 2008.

 The 15.2% decrease in stevedore and other cargo-related expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to a change in the mix of revenue booked under different shipping terms. During the three months ended March 31, 2009, revenue tons moved in the TBS Pacific Liner Ltd. Service decreased 38% or 17,565 RT to 28,799 RT from 46,364 RT during the same period in 2008. Most cargo moved in the TBS Pacific Liner, Ltd. service is booked under "full liner" terms and a combination of "free-in and free-out" terms. For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The 9.3% increase in port call expense is primarily due to an increase in the number of port calls, which increased to 270 port calls for the three months ended March 31, 2009 from 248 port calls during the same period in 2008. The increase is also due to the increase in the number of port days to 1,946 for the three months ended March 31, 2009 from 1,168 during the same period in 2008. Average costs per port call slightly increased during the three months ended March 31, 2009 $21,500 as compared to $21,400 during the same period in 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control. The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage

Owned vessel expense	$24,952	89.2	$16,812	71.7	$8,140	48.4
Chartered-in vessel expense	965	3.4	5,128	21.9	(4,163)	(81.2)
Controlled vessel expense	1,616	5.8	1,494	6.4	122	8.2
Space charter expense	446	1.6	-	-	446	-
Vessel expense	$27,979	100.0	$23,434	100.0	$4,545	19.4

The 19.4% increase in vessel expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to an increase in day rates and to a lesser extent an increase in the number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the three months ended March 31, 2009, as compared to the same period in 2008 was due to an increase in the average operating expense day rate, which increased $1,096 per day.  For the three months ended March 31, 2009, the average operating expense day rate was $5,899 as compared to $4,803 per day for the same period in 2008.  Average operating expense day rates increased principally due to increases in the crew and crew related costs, insurance, and lubes costs. The increase in owned vessel expense was also due to an increase in the average number of controlled vessels, which increased to an average of 47 vessels during the three months ended March 31, 2009, as compared to an average of 38 vessels for the same period in 2008.  Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the first quarter of 2009, vessel days increased 730 days to 4,230 days from 3,500 days for the comparable period in 2008.

Chartered-in vessel expense consists of charter hire-in costs for vessels under charter agreements that do not have a purchase option.  The decrease in chartered-in vessel expense was due to our chartering-in vessels for 107 less vessel days for the three months ended March 31, 2009, as compared to the same period in 2008.  We charter-in vessels to meet specific customer needs, which will vary slightly from quarter to quarter.  For the three months ended March 31, 2009, we chartered-in vessels for 132 days as compared to 239 days for the same period in 2008. The average charter-in rate per day decreased $14,146 per day to $7,312 per day for the three months ended March 31, 2009 from $21,458 per day for the same period in 2008.

Controlled vessel expense consists of charter hire-in costs for vessels under charter agreements that contain a purchase option. During the three months ended March 31, 2009, we incurred charter-in hire costs of $1.6 million compared to $1.5 million for the same period in 2008.  This is charter in hire cost under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale/ leaseback transaction that we entered into the end of January 2007.

Depreciation and amortization

The 68.1% increase in depreciation and amortization expense to $22.7 million in 2009 from $13.5 million in 2008 was due principally to additional depreciation and amortization on vessel, vessel improvements and drydockings made during 2009.  The growth of our owned/controlled fleet, which increased to an average of 47 vessels for the three months ended March 31, 2009 as compared to an average of 38 vessels for the three months ended March 31, 2008, added to the increase in depreciation and amortization.

General and administrative expense

General and administrative expense decreased $3.1 million for the three months ended March 31, 2009 compared to the same period for 2008.  This is primarily due to a $3.7 million decrease in salary and related expenses, which decreased because no bonus accruals were made for the three months ended March 31, 2009 as compared to a bonus accrual of $3.9 million included for the three months ended March 31, 2008. Management made the decision to eliminate our 2008-bonus in December 2008 in response to worldwide economic conditions at the time and their impact on the shipping industry. Our bonus program, under which employees may receive an annual cash bonus payment based on our annual operating performance, is discretionary.

Income from operations

The decrease in income from operations was mainly attributable to a decrease in revenue resulting from decreased freight rates off-set by an increase in revenue tons carried. Freight and charter hire rates decreased due to weak market conditions in the ocean transport industry beginning in the fourth quarter of 2008. Operating expenses increased in 2009 as previously described for vessel expense and depreciation.  The decrease in revenue and increase in operating expenses caused our operating margin to decrease to a negative 24.6% for the three months ended March 31, 2009 from 38.4% for the same period in 2008.

Interest expense

 Interest expense increased $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008 principally due to higher debt levels and write off of unamortized finance cost in connection with the reduction of our revolving credit facility, offset by a reduction in interest rates.  Our average effective interest rate decreased to approximately 3.9% for 2009 compared to approximately 5.0% for 2008.

Loss on extinguishment of debt

The $2.3 million loss on extinguishment of debt in 2008 was due to the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our original Bank of America Credit Facility.

Balance Sheet

Charter Hire Receivables

Our gross charter hire receivables balance at March 31, 2009 and December 31, 2008 was $32.2 million ($31.7 million net of allowance for doubtful accounts) and $46.3 million ($45.8 million net of allowance for doubtful accounts), respectively. The decrease in receivables was principally due to the timing of payments received on voyages loading near the end of the period and lower revenue volume.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount.  At March 31, 2009, our reserve totaled $0.5 million, which was the same as the reserve at December 31, 2008.

Other Commitments

Our contractual obligations as of March 31, 2009 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt Obligations (1)	$329,490	$18,795	$216,751	$40,027	$53,917
Estimated variable interest payments (2)	52,712	20,009	22,842	7,698	2,163
Operating Lease obligations (3)	28,279	7,482	10,948	9,849	-
Other Purchase obligations (4) (5)	103,700	65,200	38,500
Total contractual cash obligations	$514,181	$111,486	$289,041	$57,574	$56,080

(1)
 As of March 31, 2009, we had $329.5 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $28.7 million under the $40.0 million credit facility with Credit Suisse, $35.9 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $19.3 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $76.0 million under the $142.5 term loan with Bank of America,  $75.0 million under the $85.0 million revolving credit facility with Bank of America, $6.5 million under the $12.5 million credit facility with Commerzbank AG, $8.1 million under the $13.0 million credit facility with Berenberg Bank and $80.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program. The above schedule does not reflect future advances of $70.0 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.   The schedule above reflects in the “Less than 1 year” column $77.7 million of prepaid principal installments made in connection with loan modifications that were completed in March 2009.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at March 31, 2009 and an annual interest rate of 5%, which approximates the average interest rate on all outstanding debt at March 31, 2009.

(3)	Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.

(4)
Approximately $70.0 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. We had outstanding purchase obligations at March 31, 2009 to build and purchase six new vessels as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years	3-5 years

Argyle Maritime Corp.	NYHS200720 - Rockaway Belle	$7,800	$7,800	$-
Caton Maritime Corp.	NYHS200721 - Dakota Princess	14,800	14,800	-
Dorchester Maritime Corp.	NYHS200722	14,800	7,000	7,800
Longwoods Maritime Corp.	NYHS200723	21,800	14,000	7,800
McHenry Maritime Corp.	NYHS200724	21,800	14,000	7,800
Sunswyck Maritime Corp.	NYHS200725	21,800	7,000	14,800
	Total	$102,800	$64,600	$38,200

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of  March 31, 2009, commitments under the contract were $0.9 million, with $0.6 million due within one year and $0.3 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows, and long-term bank borrowings.  Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and principal and interest repayments on outstanding debt.  We believe we have sufficient liquidity to meet our needs for the fiscal year ended December 31, 2009 based on our cash balance at March 31, 2009 of $51.9 million, estimated operating cash flows, and the measures we are taking to manage the business during the global financial crisis.  The cash balance of $51.9 million, excludes $20.0 million of restricted cash on deposit with The Royal Bank of Scotland to be used to pay our portion of 2009 installments due under the Shipbuilding Contracts, which is not counted toward the $40.0 million end of month cash balance requirement.  The $20 million of restricted cash will decrease as payments are made to the yard.

 However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions, financial and other factors beyond our control, including those disclosed under "Risk Factors" reported in our Annual Report on Form 10-K filed with the SEC on March 30, 2009.

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

To mitigate the impact of the economic decline, we have implemented the following;

•	eliminated bonuses,
•	froze 2008 salary levels,
•	instituted a cost cutting program,
•	prepaid debt installments that would have been due in 2009,
•	obtained waivers to collateral coverage and other financial covenants through January 1, 2010,
•	provided additional vessels as collateral on certain loans,
•	scaled back our accelerated steel renewal and reinforcement program during drydocking,
•	reduced capital expenditures and
•	suspended the purchase of second-hand bulk carriers.

Under our accelerated steel renewal and reinforcement program we renewed and replaced steel that we expected would be required over the next five to ten years. We believe that the acceleration of steel renewals and replacements during 2008 and prior years will help reduce drydocking expenditures in 2009 and future years.

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

The economic downturn and its effect on the market value of vessels gave an indication of possible collateral coverage (loan to value) ratio and financial covenant issues in 2009. In the fourth quarter of 2008 we decided to prepay certain loans and we initiated discussions with our lenders to obtain waivers to the collateral and other financial covenants.

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

In March 2009, based on third-party vessel valuations, we did not meet our collateral coverage requirements. We obtained waivers from all of our lenders to the collateral coverage ratio and financial covenants through January 1, 2010.   As a result of the loan modification two additional covenants were introduced that require us to have an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and a minimum end of month cash balance of not less than $40.0 million.  These additional covenants are applicable through the waiver period which ends January 1, 2010.  So long as these two additional covenants are met, the financial covenants described in the table below are waived.

Financial Covenants

Minimum Consolidated Tangible Net Worth - $235 million plus 75% of net income per quarter for all quarters after September 30, 2007 plus 100% of increases to shareholders equity.

Maximum Consolidated Leverage Ratio - Not more than 3.00 to 1.00

Minimum Consolidated Fixed Charge Coverage Ratio – Not less than 1.50 to 1.00

Minimum Cash Liquidity - $15 million [Qualified cash as defined in the agreement plus unused portion under the revolving credit facility].

    The interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%. Additionally, we incurred financing costs of $2.7 million. The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the Bank of America loan modification, the BA Revolving Credit Facility was reduced from $125.0 million to $85.0 million, and the interest rate margin was increased to 4.0%.  We drew down $75 million as of March 31, 2009, consequently, we have $10 million available on the BA Revolving Credit Facility, which expires on March 26, 2012. Additional borrowings will be governed by the future value of the vessels. In connection with the March 2009 amendment and restatement of the Bank of America Credit Facility approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility were charged to income from operations as interest expense.

    Effective January 2, 2010 the original covenants described in the table above will again be effective.  Based on current internal projections, which assume no improvement in our business, we anticipate that we would not meet the covenant requirements in 2010, in which case we would need to obtain additional waivers, and modify the terms of the existing credit facility or refinance our debt.  Failure to obtain waivers, if necessary, or to comply with any of the covenants under the credit facility would result in a default, which would enable the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets. We have discussed this situation with our lenders and they have agreed to hold discussions in the fourth quarter of 2009 to either extend the existing waivers or modify the covenants based on our 2009 actual and projected results and updated 2010 forecast. Assuming the Company is able to obtain additional waivers or modify the terms of the existing credit facilities, the Company believes it has sufficient liquidity to meet its needs over the next twelve months. In the event we were not able to secure modifications of the existing credit facilities, we would be required to raise additional equity capital, obtain other sources of financing or dispose of assets in order to satisfy our obligations to our existing lenders.  We cannot assure you that we would be able to raise sufficient additional capital, to sell assets at sufficient prices or to obtain further waivers if so required, and the failure to accomplish such goals in those circumstances would have a material adverse effect on our business, operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern at that time.

We are exposed to financial market risk resulting from the possible loss of deposits held by financial institutions. Accordingly, we monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is on safety of principal.  We try to minimize our credit risk exposure by diversifying our cash and cash equivalents among financial institutions.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 69.8% of our outstanding debt at March 31, 2009.  We had interest rate swap contracts to pay an average fixed rate of 3.78% before loan margin on approximately $229.9 million of debt.

Below is a summary of investing and financing activities for the quarter ended March 31, 2009 and 2008:

Financing Activities For Three Months Ended March 31, 2009

•	We made debt repayments totaling $7.5 million in scheduled debt principal payments.

•
We made principal payments in the amount of $51.1 million consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, and $1.6 million to Berenberg Bank.

•
We borrowed an additional $5.0 million during the quarter under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.  At March 31, 2009 we had $70.0 million remaining available under the credit facility, and we had total borrowings under the facility of $80.0 million.

•	We paid $2.7 million of deferred financing costs associated with obtaining loan covenant waivers.

Investing Activities For Three Months Ended March 31, 2009

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Three Months Ended March 31,
	2009	2008
	(in millions)

Vessels purchased	$-	$148.4
Vessels improvements and other equipment	11.2	4.7
Construction in progress	1.9	22.4
Other fixed asset additions	0.6	2.3
	13.7	177.8
Less: Vessel deposits paid in prior year	-	(14.8)
Total Vessel acquisitions / capital improvement	$13.7	$163.0

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $1.9 million.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  Two of the vessels are schedule for delivery in 2009, and four vessels are scheduled for delivery in 2010. The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

•
In connection with the March amendment to The Royal Bank of Scotland Credit Facility, we are required to keep on deposit $20.0 million with The Royal Bank of Scotland, which represents the portion of payments due to the shipyard during 2009 that are not funded by The Royal Bank of Scotland new building credit facility.

•
We spent $11.2 million for vessel improvements and vessel equipment. Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

Financing Activities For Three Months Ended March 31, 2008

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

Investing Activities For Three Months Ended March 31, 2008

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

•
We spent $7.1 million for vessel improvements and vessel equipment. Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

•	We made a deposit of $3.0 million for the Canarsie Princess (formerly the Athinoula) which was delivered in the second quarter of 2008.

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

Summary of Critical Accounting Policies

The discussion and analysis of our results of operations financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

    Critical accounting policies are those that reflect significant judgments or uncertainties and could result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies that involve a high degree of judgment and the methods of their application. We believe that there have been no material changes in our critical accounting policies from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") Interim Disclosures about Fair Value of Financial Instruments ("No. SFAS 107-1 and APB 28-1"). The FSP amends FASB Statement ("SFAS") No.107, Disclosures about the Fair Value of Financial Instruments, and APB No.28, Interim Financial Reporting to include disclosures about the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued. The FSP is effective for interim periods ending after June 15, 2009.  The Company is currently evaluating the impact that FSP SFAS 107-1 and APB28-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) , Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("EITF 03-6-01"), which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements as discussed in financial statement Note 11 Earnings Per Share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 intends to enhance the current disclosure framework in FASB Statement No. 133 by requiring: objectives for using derivative instruments and related hedged items be disclosed in terms of underlying risk that an entity is trying to manage; tabular presentation of the fair values, gains and losses of derivative instruments; disclosure of credit-risk-related contingent features; and cross referencing within financial statement footnotes.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We have adopted SFAS 161 and included the required disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB (Accounting Research Bulletin) No. 51  ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for entities (excluding not-for-profit organizations) with outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The standards require:  ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a former deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)").  SFAS 141(R) establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase.  SFAS 141(R) sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13,  Accounting for Leases  ("SFAS 13") and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of FSP 157-1 and 157-2 did not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

We are exposed to various market risks associated with changes in interest rates relating to our floating rate debt. To manage borrowing costs the Company uses derivative instruments, specifically interest rate swaps, to effectively convert floating rate debt to fixed rate debt.   All derivative contracts are for non-trading purpose and are entered into with major reputable financial institutions thereby minimizing counterparty risk.

At March 31, 2009 we had $329.5 million of floating debt outstanding.  In order to hedge the interest rate risk we entered into interest rate swap contracts that hedged approximately 69.8% of our outstanding debt at March 31, 2009. At March 31, 2009, we had interest rate swap contracts to pay an average fixed rate of 3.78% before loan margin and receive a floating rate of interest on the notional amount of $229.9 million. The fair value of interest rate swap agreements at March 31, 2009 was a liability of $14.7million.  Interest loan margins over LIBOR at March 31, 2009, after changes made under the loan modifications, were 4.00%, 4.00%, 3.50%, 2.75%, 4.00%, 3.50%, 3.00% and 1.70% (effective May 1, 2009 the 1.70% margin increases to 3.0%) on $76.0 million, $75.0 million, $80.0 million, $28.7 million, $35.9 million, $19.2 million, $6.5million, and $8.1 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss and decreased cash flows for the three months ending March 31, 2009 by approximately $0.3 million based upon our net debt level at March 31, 2009, which was $99.6 million after deducting $229.9 million of debt hedged with interest rate swaps.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities. Our financial results are affected by changes in foreign exchange rates. Changes in foreign exchange rates could adversely affect our earnings. We generate all of our revenues in U.S. dollars, but incur approximately 7.4% of our operating expenses in currencies other than U.S. dollars. For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction. At March 31, 2009, approximately 8.9% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1. Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. During the three months ended March 31, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q. We believe that there have not been any material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2009.  The risk factors and other information included in our Form 10-K as well as the information in Management's Discussion and Analysis's of Financial Condition and Results of Operations and throughtout this Form 10-Q should be carefully considered prior to making an investment decision with respect to the Company’s stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Memorandum of Association of TBS International Limited		10-Q	000-51368	3.1	8/07/2008
3.2	Amended and Restated Bye-Laws of TBS International Limited		10-Q	000-51368	3.2	8/07/2008
10.01	Lease agreement, dated January 1, 2009, between Joseph E. Royce, Landlord and TBS Shipping Services Inc., tenant for premises located at 612 East Grassy Sprain Road, Yonkers, New York 10710		10-K	000-51368	10.1	3/30/2009
10.02
Amendment Number 1 and Waiver to Credit Agreement dated March 27, 2009, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnham Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. and Windsor Maritime Corp., TBS International Limited, TBS Shipping Services Inc. Bank of America, N.A., Citibank, N.A., DVB Group Merchant Bank (Asia) Ltd., TD Bank, N.A., Keybank, N.A., Capital One Leverage Finance Corp., Guaranty Bank, Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank

			8-K	000-51368	10.1	4/02/2009
10.03	First Amendatory Agreement dated March 23, 2009, by and among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp. and Whitehall Marine Transport Corp., TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank SE, Natixis		8-K	000-51368	10.2	4/02/2009
10.04	First Amendment to Loan Agreement dated March 27, 2009, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited, Sherwood Shipping Corp., and AIG Commercial Equipment Finance, Inc.		8-K	000-51368	10.3	4/02/2009
10.05	Supplemental Letter to Loan Agreement dated March 24, 2009, by and among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Ltd. and Credit Suisse		8-K	000-51368	10.4	4/02/2009
10.06	Supplemental Letter to the Loan Agreement dated March 10, 2009, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG		8-K	000-51368	10.5	4/02/2009
10.07	Supplemental Letter to the Loan Agreement dated March 2, 2009, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG		8-K	000-51368	10.6	4/02/2009
10.08	Supplemental Agreement relating to the Term Loan Facility dated March 27, 2009, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc., Citibank N.A., Landesbank Hessen-Thuringen Girozentrale, Norddeutsche Landesbank Girozentrale, Alliance & Leicester Commercial Finance plc, and Bank of America, N.A.		8-K	000-51368	10.7	4/02/2009
10.09	Supplemental Agreement relating to the Guarantee Facility Agreement dated March 27, 2009, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc		8-K	000-51368	10.8	4/02/2009
10.10	First Amendatory Agreement dated March 26, 2009, amending and supplementing the Bareboat Charter by and among Adirondack Shipping LLC, TBS International Limited and Fairfax Shipping Corp. dated as of January 24, 2007.		8-K	000-51368	10.9	4/02/2009
10.11	First Amendatory Agreement dated March 26, 2009, amending and supplementing the Bareboat Charter by and among Rushmore Shipping LLC, TBS International Limited and Beckman Shipping Corp. dated as of January 24, 2007		8-K	000-51368	10.10	4/02/2009
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X		000-51368	31.2
32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(a)	X		000-51368	32

(a)
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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2009.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer