Form 10-Q
period 2009-06-30
TBS INTERNATIONAL LTD
filed 2009-08-07
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
or
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

As of August 8, 2009, the registrant had outstanding 17,513,371 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED

FORM 10-Q For the Quarterly Period Ended June 30, 2009
Table of of Contents

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
 TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)
	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,488	$131,150
Restricted cash	15,175
Charter hire receivable, net of allowance of $500 in 2009 and $500 in 2008	28,663	45,786
Fuel and other inventories	14,084	12,079
Prepaid expenses and other current assets	8,223	10,722
Advances to affiliates	1,482	6,402
Total current assets	120,115	206,139
Fixed assets, net	803,263	808,706
Goodwill	8,426	8,426
Other assets and deferred charges	21,108	18,414
Total assets	$952,912	$1,041,685

Liabilities and Shareholders' Equity
Current liabilities
Debt, current portion	$37,292	$56,945
Accounts payable and accrued expenses	39,258	41,602
Voyages in progress	520	3,268
Advances from affiliates	413	13
Total current liabilities	77,483	101,828

Debt, long-term portion	299,372	326,129
Other liabilities	11,019	15,432
Total liabilities	387,874	443,389

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000 authorized, 17,531,996 shares issued and 17,513,371 shares outstanding in 2009 and 17, 519,496 shares issued and 17,509,496 outstanding in 2008	175	175
Common shares, Class B, $.01 par value, 30,000,000 authorized, 12,390,461 shares issued and outstanding in 2009 and 2008	124	124
Warrants	21	21
Additional paid-in capital	187,434	186,683
Accumulated other comprehensive (loss)	(9,457)	(13,727)
Retained earnings	387,208	425,409
Less: Treasury stock (18,625 shares, at cost)	(467)	(389)
Total shareholders' equity	565,038	598,296
Total liabilities and shareholders' equity	$952,912	$1,041,685

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Voyage revenue	$59,741	$128,696	$124,254	$226,856
Time charter revenue	12,168	25,258	18,339	57,984
Logistics revenue	270	2,711	536	3,243
Other revenue	57	282	265	440
Total revenue	72,236	156,947	143,394	288,523

Operating expenses
Voyage	27,314	41,931	56,313	73,849
Logistics	172	2,191	421	2,691
Vessel	25,520	24,315	53,499	47,749
Depreciation and amortization of vessels and other fixed assets	23,603	16,515	46,322	30,008
General and administrative	8,349	15,296	17,035	27,063
Total operating expenses	84,958	100,248	173,590	181,360
(Loss) income from operations	(12,722)	56,699	(30,196)	107,163

Other (expenses) and income
Interest expense	(4,466)	(3,840)	(7,977)	(7,277)
Loss on extinguishment of debt				(2,318)
Interest and other income (expense)	275	(218)	(28)	451
Total other (expenses) and income, net	(4,191)	(4,058)	(8,005)	(9,144)

Net (loss) income	$(16,913)	$52,641	$(38,201)	$98,019

Earnings per share
Net (loss) income per common share
Basic and Diluted	$(0.57)	$1.82	$(1.28)	$3.44

Weighted average common shares outstanding
Basic and Diluted	29,827,345	28,778,769	29,822,402	28,411,539

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(38,201)	$98,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,322	30,008
(Gain) loss on change in value of interest swap contract	(143)	81
Amortization and write-off of deferred financing costs	1,289	2,851
Non cash stock based compensation	751	1,429
Drydocking expenditures	(6,741)	(6,739)
(Income) loss in joint venture		(226)
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	17,123	(20,879)
(Increase) in fuel and other inventories	(2,005)	(7,585)
Decrease in prepaid expenses and other current assets	2,499	1,833
(Increase) in other assets and deferred charges	(524)	(979)
(Decrease) increase in accounts payable and accrued expenses	(2,344)	4,043
(Decrease) increase in voyages in progress	(2,748)	4,226
Increase (decrease) in advances from/to affiliates, net	5,320	(4,260)
Net cash provided by operating activities	20,598	101,822

Cash flows from investing activities

Vessel acquisitions / capital improvement costs / vessel construction in progess payments	(34,138)	(260,464)
Restricted cash to fund 2009 new vessel payments	(20,000)
Decrease in restricted cash for new vessel payments	4,825
Deposit for vessel purchases		(7,925)
Investment in joint venture	(87)
Repayment of loan made from joint venture		760
Net cash (used) by investing activities	(49,400)	(267,629)
Cash flows from financing activities

Proceeds from issuance of shares in secondary public offering, net of offering costs		95,649
Repayment of debt principal	(60,585)	(141,807)
Proceeds from debt	14,175	313,000
Payment of deferred financing and leasing costs	(3,372)	(4,491)
Acquisition of treasury stock	(78)
Net cash provided by (used in) financing activities	(49,860)	262,351

Net increase (decrease) in cash and cash equivalents	(78,662)	96,544
Cash and cash equivalents beginning of period	131,150	30,498
Cash and cash equivalents end of period	52,488	$127,042
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11,565	$5,275

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

									Accumulated
									Other Com-
							Additional		prehensive
	Common Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2008	29,909,957	299	10,000	(389)	311,903	21	186,683	425,409	(13,727)	$598,296
Net loss								(38,201)		(38,201)
Unrealized gain on cash flow hedges									4,270	4,270
Comprehensive income										(33,931)
Stock based compensation	12,500						751			751
Treasury stock			8,625	(78)						(78)

Balance at June 30, 2009	29,922,457	$299	18,625	$(467)	311,903	$21	$187,434	$387,208	$(9,457)	$565,038

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

TBS International Limited ("TBSI") and its subsidiaries (the "Company", "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and vessel chartering services.  Substantially all related corporations of TBSI are foreign corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2009.

To conform to the 2009 presentation, we revised the 2008 Consolidated Statements of Income for logistics revenue and expense.  Logistics revenue was previously classified as other revenue and is now reported separately as logistics revenue.  Logistics expense, which was previously classified as voyage expense is now reported separately as logistics expense.  This revision did not impact net income.  The Company's consolidated statements of cash flows for the six months ended June 30, 2008 have been revised to change the classification of drydocking expenditures from net cash used by investing activities to net cash flows provided by operating activities.  The revision decreased net cash provided by operating activities by $6.7 million.

Note 2 — New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("No. SFAS 168").  SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  The statement is effective for interim and annual periods ending after September 15, 2009.  The Company will update its references to GAAP in its consolidated financial statements issued for the periods ended September 30, 2009 and thereafter.  The statement will have no impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS Subsequent Events ("No. SFAS 165").  SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature.  SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through August 7, 2009, the date of issuance of our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") Interim Disclosures about Fair Value of Financial Instruments No 107-1 ("SFAS 107-1 and APB 28-1"). The FSP amends FASB Statement ("SFAS") No.107, Disclosures about the Fair Value of Financial Instruments, and APB No.28, Interim Financial Reporting to include disclosures about the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued. The FSP is effective for interim periods ending after June 15, 2009.  The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("EITF 03-6-01"),  which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share .  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

The Company adopted SFAS 157 relative to financial assets and liabilities as of January 1, 2008. We adopted the remaining provision of SFAS 157 as of January 1, 2009 and there was no impact on our consolidated financial position or results of operations.

Note 3 — Fuel and Other Inventories

Fuel and other inventories consist of the following (in thousands):

	June 30,	December 31,
Description	2009	2008
Fuel	$8,156	$7,081
Lubricating oil	4,923	4,356
Other	1,005	642
Total	$14,084	$12,079

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

Note 5 — Fixed Assets

Fixed assets consist of the following (in thousands):

Description	June 30, 2009	December 31, 2008
Vessels	$677,901	$677,901
Vessel improvements and other equipment	155,014	140,738
Deferred drydocking costs	22,465	15,724
Vessel construction in process	144,906	126,024
Other fixed assets	17,959	16,979
	1,018,245	977,366
Less accumulated depreciation and amortization	(214,982)	(168,660)
	$803,263	$808,706

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd. ("Shipyard") to build six newly designed multipurpose vessels with retractable tweendecks at an original contract purchase price of $35.4 million per vessel.  The vessels are designated as Hull numbers NYHS200720 through NYHS200725.  Two vessels, the Rockaway Belle formerly Hull No. NYHS200720 and the Dakota Princess formerly Hull No NYHS200721 were launched in November 2008 and May 2009 respectively. Each of the six vessels was tentatively scheduled to be delivered in the following quarters:  the 2nd and 4th quarters of 2009 and each quarter of 2010.  However, at June 30, 2009 the vessel delivery dates have been rescheduled. The first vessel is due to arrive in the third quarter of 2009, the next four vessels in 2010, and the final vessel in the first quarter of 2011.  As of June 30, 2009, the Company made cumulative payments of $126.2 million to the Shipyard toward the purchase of the six vessels. The Company also made payments for design, supervisory and other costs of $3.6 million.

The Company capitalizes interest expense incurred in financing the construction of the vessels as part of the vessels cost in accordance with SFAS 34.  For the three and six months ended June 30, 2009 approximately $1.9 million and $3.3 million, respectively, of interest incurred was capitalized. The Company also capitalized financing costs, principally loan origination and bank guarantee fees of $3.0 million associated with The Royal Bank of Scotland new vessel building credit facility including $1.0 million of capitalized finance cost incurred in connection with the March 2009 loan modification.  Capitalized interest and deferred finance costs are added to the cost of each vessel and will be amortized over the estimated useful life of the respective vessel when the vessel is placed into service.

Note 6 — Valuation of Long-Lived Assets and Goodwill

In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we perform tests for impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.   An analysis of long-lived assets differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long-lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value.  Forecasting future cash flows involves the use of significant estimates and assumptions.  The cash flow period was based on the remaining lives of the vessels which range from 4 to 30 years.  Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflect our current economic outlook.  Due to the economic climate, the decline in the spot shipping rates which occurred in the fourth quarter of 2008 and the decline in our market capitalization, we concluded there was a possible indication of impairment of long-lived assets at December 31, 2008.  As of the December 31, 2008 analysis, there was no impairment of long-lived assets at year-end.  During the period ended June 30, 2009, we continued to monitor the overall shipping market including freight and charter rates.  Based on our observations it is our belief that the assumptions used in our December 31, 2008 impairment analysis, are still applicable, and there have not been any significant changes in events or circumstances.  Consequently we have concluded that our analysis does not require updating and that  there is no impairment to our fleet at June 30, 2009.  Future events or circumstances, which could require us to perform updated tests for impairment, may cause us to conclude that impairment of our fleet exists.

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

Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2009 which included:  (a) updating our 2009 budgeted cash flow based on actual results for the first six months of 2009, (b) for years 2010 through 2013 updating our forecast based on changes made to our 2009 cash flow estimates, (c) use of a 13% discount rate, which was based on our estimates of the weighted-average cost of capital.  Based on our analysis, there was no impairment of goodwill at May 31, 2009.

Note 7 — Accounts Payable and Accrued Expenses

Accrued expenses consist of the following (in thousands):

Description	June 30, 2009	December 31, 2008
Accounts payable and accrued expenses - vessel	$27,951	$29,082
Accounts payable and accrued expenses - voyage	9,915	11,126
Accrued expenses - General admin	1,392	1,394
Total	$39,258	$41,602

Note 8 — Financing

The Company's outstanding debt balances consist of the following (in thousands):

	Interest Rate at June 30, 2009	June 30, 2009	December 31, 2008

Bank of America - term credit facility,
expires December 31, 2011	4.60%	$76,000	$95,000
Bank of America - revolving credit facility,
expires March 26, 2012	4.65% & 5.17%	75,000	75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 2015	4.10%	89,175	75,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.39% & 3.58%	28,750	31,750
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	5.10%	35,864	60,324
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	7.00%	19,250	29,750
Commerzbank AG credit facility,
expires June 2, 2011	4.19%	4,500	6,500
Berenberg Bank credit facility,
expires June 19, 2012	3.63%	8,125	9,750
Debt balance		$336,664	$383,074

2009 (July 1, 2009 through December 31, 2009)	$418
2010	76,340
2011	72,533
2012	103,908
2013	15,959
Thereafter	67,506
$336,664

Loan Modifications

In March 2009, the Company finalized negotiations with all of its creditors to obtain waivers of the collateral coverage requirements and other financial covenants such as leverage, fixed interest coverage ratios and minimum net worth and cash balance requirements through the fourth quarter of 2009.  The waivers were obtained as the Company anticipated violating its collateral coverage requirements in March 2009.  The Company expects to be in compliance with the collateral coverage requirement within the next twelve months or by June 30, 2010.  The Company was also projected to violate the financial covenants in the third and fourth quarter of 2009, however as of June 30, 2009, the Company would have been in compliance with the financial covenants, had they not been waived.  The waivers will remain effective through January 1, 2010, provided that the Company meets two additional covenants.  The two additional covenants require (1) an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and (2) minimum end of month cash balance of not less than $40.0 million.  The Company was in compliance with the two additional covenants for the period ending June 30, 2009.

In connection with the modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc. credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  The Company is required under the amended Bank of America and The Royal Bank of Scotland Credit Facilities to maintain an average monthly cash balance of $15 million and $10 million, respectively that is counted toward the $40.0 million end of month cash balance requirement.  The Company was also required under the amended The Royal Bank of Scotland Credit Facility to deposit $20.0 million, which represents the portion of payments due to the shipyard during 2009 that are not funded by The Royal Bank of Scotland Credit Facility and is recorded as restricted cash on the consolidated balance sheet.   During the second quarter of 2009 payments of approximately $4.8 million were made to the shipyard which reduced the balance in restricted cash from $20.0 million to $15.2 million at June 30, 2009.  Cash held in restricted cash account is not counted toward the $40.0 million end of month cash balance requirement.  In connection with the loan modifications the Company incurred total financing costs of $4.0 million, including $1.0 million for The Royal Bank of Scotland  Credit Facility.

The lenders have agreed to waive original financial covenants through January 1, 2010, which will be reinstated effective January 1, 2010.  Based on current internal projections the Company anticipates that it will not meet the reinstated financial covenant requirements in 2010.  At that time the Company will need to obtain additional waivers or modify the terms of the existing credit facilities or refinance its debt.  The Company has discussed this situation with its lenders, and they have agreed to commence discussions in September or October 2009 to either extend the existing waivers or modify the covenants based on our 2009 actual and projected results and updated 2010 forecast.  Assuming the Company is able to obtain additional waivers or modify the terms of the existing credit facilities, the Company believes it has sufficient liquidity to meet its needs over the next twelve months.  The Company cannot assure you that it would be able to raise sufficient additional capital, to sell assets at sufficient prices or to obtain further waivers if so required, and the failure to accomplish such goals in those circumstances would have a material adverse effect on its business, operations, financial condition and liquidity and would raise substantial doubt about its ability to continue as a going concern at that time.

 Bank of America Credit Facility

On March 26, 2008, the Company, through its subsidiaries, entered into a credit agreement to amend and restate the existing Bank of America Credit Facility ("BA Credit Facility").  The amendment increased the total syndicated BA Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility").  The BA Term Credit Facility was increased to $142.5 million from $80 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.  In connection with the March 27, 2009 modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  At June 30, 2009, $75 million was outstanding under the BA Revolving Credit Facility.  The March 27, 2009 loan modification requires the Company maintain to minimum average monthly cash balance of $15.0 million with Bank of America, which is part of the $40.0 million minimum average cash balance required to be maintained under the additional covenants.

The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011.  At June 30, 2009 the Company had prepayments of  $19.0 million made during the first quarter of 2009 in connection with the loan modification  covering the September and December 2009 installments.  The BA Revolving Credit Facility is due March 26, 2012.  The Company has the option of selecting interest on the BA Credit Facility at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, each as defined in the credit agreement.  Interest is at the index rate selected by the Company plus a loan margin rate based on the Company’s consolidated leverage ratio.  After March 13, 2009, the loan margin increased pursuant to the terms of the March 27, 2009 loan modification to 4.0% if the Company’s quarter-end consolidated leverage ratio is less than 6.00 to 1.00 and 5.25% if the consolidated leverage ratio is 6.00 to 1.00 or higher.

In connection with the March 26, 2008 amendment and restatement of the Bank of America Credit Facility, the Company incurred deferred financing costs of $2.4 million.  Applying the guidance of both the FASB Emerging Issues Task Force ("EITF") issue 96-19, which is applicable to the BA Term Credit Facility, and EITF issue 98-14, which is applicable to the BA Revolving Credit Facility, $2.3 million of unamortized financing costs, previously incurred on the credit facility prior to the amendment, was charged to consolidated income during the first quarter of 2008 and reported under the caption "Loss on extinguishment of debt".  The $2.4 million incurred as a result of the March 2008 amendment and restatement of the Bank of America Credit Facility is being amortized over the term of the BA Credit Facility.  In connection with the March 2009 loan modification the Company incurred additional finance cost of $2.4 million, which  is being amortized over the remaining term of the BA Credit Facility, and charged to income from operations as interest expense, approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility.

The BA Credit Facility is collateralized primarily by 30 of our vessels having a net book value at June 30, 2009 of $410.6 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels.  In connection with the March 27, 2009 loan modification, five vessels were added as additional collateral to the BA Credit Facility, which increased the number of vessels collateralizing the credit facility from 25 to 30 vessels.  Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The BA Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens; pay dividends under certain circumstances; enter into transactions with affiliates, merge, consolidate, or dispose of assets; and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  As described in  "Loan Modifications" above the Company obtained a waiver of the collateral coverage requirement and other financial covenants.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company, through six wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  On March 27, 2009, the Company agreed to a modification of the RBS Credit Facility that reduced the collateral coverage requirements and waived the financial covenants through January 1, 2010.  In connection with the loan modification, the loan interest margin and commitment fee increased and the Company is required to keep minimum cash balances with The Royal Bank of Scotland.  Originally payments toward each vessel were scheduled to be made in $5 million installments based on the completion of five milestones.  The five milestones were (1) contract signing, (2) steel cutting (3) keel laying (4) launching and (5) delivery.  The RBS Credit Facility was therefore made up of six $25.0 million individual term loans designated individually as Loan A through Loan F.  However, based on the modification construction advances made during the covenant waiver period are subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as  the  ship in construction.  Therefore, the milestone payment would be reduced from $5 million to an amount adjusted based on the delivery value of the vessel.  The loans for the Rockaway Belle and Dakota Princess are available through August 31, 2009, and February 20, 2010 as modified.  The loans for the remaining four vessels are available through April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, respectively, or such later date as agreed upon by the lenders.

As of June 30, 2009 the Company had borrowed $89.2 million under the RBS Credit Facility, consisting of $30.0 million drawn down for all vessel buildings shortly after the signing of the contracts and the following draw downs made with respect to each vessel building milestone;

•	$ 15.0 million drawn down on the steel cutting, keel laying and launch of Hull No NYHS20720;
•	$ 14.6 million drawn down on the steel cutting keel laying and launch of Hull No NYHS20721;
•	$ 10.0 million drawn down on the steel cutting, keel laying of Hull No NYHS20722;
•	$ 5.0 million drawn down on the steel cutting of Hull No NYHS00723;
•	$ 9.6 million drawn down on the steel cutting, keel laying of Hull No NYHS200724, and
•	$ 5.0 million drawn down on the steel cutting of Hull No NYHS200725.

 The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and after delivery of the respective vessel by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance.  TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Under the loan modification, the loan margin increased to LIBOR plus a margin of 3.50% from a margin of 1.75% prior to the drawdown of the advance at the time of delivery.  The loan margin after the delivery advance is drawn down was not changed from LIBOR plus a margin of 1.50%.  Interest is payable either monthly, quarterly or semi-annually depending on the interest period selected by the Company.  Each of the loans made under the RBS Credit Facility were originally payable in 40 quarterly installments of $0.4 million beginning three months after the drawdown of the delivery advance with a final payment of $8.3 million due when the last quarterly payment is made. The repayment term of each of the loans was reduced under the March 27, 2009 loan modification from 40 quarterly installments to 20 quarterly installments.  The quarterly installments of $0.4 million on each of the loans remained unchanged; however the final payment due was increased from $8.3 million to $16.6 million.  If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.  The loan modification requires the Company to maintain a minimum average monthly cash balance of $10.0 million, which is part of the $40.0 million minimum cash balance that is required under the modified covenants.  The Company was also required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay the Company’s portion of the 2009 installment payments due under the Shipbuilding Contracts. The amount on deposit with RBS is not considered part of the $40.0 million end of month minimum cash balance required to be maintained.   The restricted cash balance decreases as payments are made to the shipyard in 2009.  During the second quarter of 2009, payments of approximately $4.8 million were made to the shipyard from the $20.0 million of restricted cash.  At June 30, 2009 the remaining balance of $15.2 million is recorded as restricted cash on the consolidated balance sheet.

The RBS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Co., Ltd.  The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In connection with the loan modification the Company obtained a waiver of the financial covenants through January 1, 2010 and a reduction of the collateral coverage requirement, which was reduced from 125% to 100% during the waiver period.  TBSI as Guarantor, as defined in the loan agreement, is restricted from paying dividends or making other distributions that would:  (1) result in a default of the RBS Credit Facility, (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or (3) cause the Company to be out of compliance with the minimum Consolidated Fixed Charge Coverage Ratio as defined in the loan agreement.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the loan modification.  See above section, "Loan Modifications".

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

As of June 30, 2009, the Company capitalized interest and, finance cost, including loan origination  and bank guarantee fees of $7.9 million and $3.0 million, respectively on the Royal Bank of Scotland Credit Facility.

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

The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining 32 quarters.  At June 30, 2009,  the Company had prepayments of $3.0 million made during the first quarter of 2009 in connection with the loan modification covering the September and December 2009 installments.  The loan modification increased the loan margin to LIBOR plus 2.75%.

During 2008, the Company incurred financing costs of $0.5 million that are being deferred and amortized over the term of the CS Credit Facility.  The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at June 30, 2009 of $60.5 million, and a pledge of any insurance proceeds received related to the vessels.  The CS Credit Facility is guaranteed by TBSI.  Under the loan modification the Company incurred additional deferred finance cost in the first quarter of 2009 of $0.1 million, which is being amortized over the remaining term of the CS Credit Facility.

The CS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  The CS Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender.  In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants provided that the additional financial covenants are met.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

The DVB Credit Facility

On January 16, 2008, the Company, through seven of its subsidiaries, entered into a $75.0 million credit facility with a syndication of lenders led by DVB Group Merchant Bank (Asia) Ltd. ("DVB Credit Facility").  The proceeds were used to replenish working capital used to exercise a purchase option for seven multipurpose tweendeck vessels chartered in under a sale-leaseback arrangement, and for general corporate purposes.  These vessels have been part of our operational fleet since 2003 under a 66 month sale-leaseback contract which provided purchase options.  On March 24, 2009, the Company agreed to a modification of the DVB Credit Facility that waived the financial covenants and collateral coverage requirements through January 1, 2010 in return for a higher loan margin and amendment fee.

The loan is repayable over five years in quarterly installments of $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters.  At June 30, 2009, the Company had prepayments of $14.7 million made during the first quarter of 2009 in connection with the loan modification covering the July and October 2009 and January 2010 quarterly installments.  Interest which was at LIBOR plus 2.50% was increased to LIBOR plus 4.00%.  Interest is payable quarterly in arrears.

During 2008, the Company incurred financing costs of $1.3 million that are being deferred and amortized over the term of the DVB Credit Facility.  Under the loan modifications the Company incurred additional deferred finance cost of $0.2 million in the first quarter of 2009 that is being amortized over the remaining term of the DVB Credit Facility.

The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at June 30, 2009 of $34.9 million, and a pledge of any insurance proceeds received related to the vessels.  The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in "Loan Modifications" above the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  Non-financial covenants include, among other covenants, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

AIG Commercial Equipment Finance Credit Facility

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

The AIG Credit Facility is repayable over four years in quarterly installments of $2.6 million for the first eight quarters and $1.75 million for the remaining eight quarters.  At June 30, 2009, the Company had  prepayments of $5.3 million made during the first quarter of 2009 in connection with the loan modification covering the July and October 2009 quarterly installments.  In connection with the loan modification interest, which was at LIBOR plus an interest margin of 1.75% with an interest rate floor of 5.0%, was changed to LIBOR plus an interest margin of 3.50% with an interest rate floor of 7.0%.

Upon the Company’s first borrowing under the AIG Credit Facility the Company incurred financing costs of $0.5 million that are being deferred and amortized over the term of the AIG Credit Facility.  Under the March 27, 2009 loan modifications the Company incurred additional finance cost of $0.3 million that is being amortized over the remaining term of the AIG Credit Facility.

 The AIG Credit Facility was collateralized primarily by four vessels, including the Zia Belle which was added as collateral in connection with the loan modification.  Collateralized vessels had a net book value at June 30, 2009 of $86.5 million.  The AIG Credit Facility is also collateralized with a pledge of any insurance proceeds received related to the vessels and a guarantee from TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other covenants, to maintain the vessels, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

Commerzbank AG Loan

On June 2, 2008, the Company, through a subsidiary, borrowed $12.5 million from Commerzbank AG to finance part of the acquisition costs of the vessel Caribe Maiden, whose purchase price was $23.0 million (the "Commerzbank AG Loan").  The Commerzbank AG Loan is guaranteed by TBS International Limited.  On March 2, 2009, Company agreed to a modification of the Commerzbank AG Loan that waived the financial covenants and collateral coverage requirement through December 31, 2009.

The Commerzbank AG Loan is repayable over three years in 12 quarterly installments.  Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments.  At June 30, 2009, the Company had prepayments of  $2.0 million made during the first quarter of 2009 in connection with the loan modification for the September and December 2009 quarterly installments.  The loan modification increased the loan's interest rate, which was at LIBOR plus an interest margin of 1.50%, to LIBOR plus an interest margin of 3.00% during the waiver period.

The Company incurred financing costs of $0.6 million, including $0.1 million incurred in connection the March 2009 loan modification.  The costs are being deferred and amortized over the term of the loan.  The Company also incurred financing costs on the March 2009 loan modification of $0.1 million that are being deferred and amortized over the term of the Commerzbank AG Loan.   The Commerzbank AG Loan is collateralized by the vessel Caribe Maiden, which had a net book value of $23.7 million at June 30, 2009, and assignment of freight and insurance proceeds.

The Commerzbank AG Loan contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in "Loan Modifications" above the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other things to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At June 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

 Berenberg Bank Loan

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

The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of approximately $0.8 million each.  At June 30, 2009, the Company had prepayments of $1.6 million made during the first quarter of 2009 in connection with the loan modification covering the September and December 2009 quarterly installments.  The loan modification increased the applicable rate of interest, which was at LIBOR plus an interest margin of 1.70%, to LIBOR plus an interest margin of 3.00% effective May 1, 2009.

The Company incurred financing costs of $0.2 million that are being deferred and amortized over the term of the Berenberg Bank Loan.  The Berenberg Bank Loan is collateralized by the vessel, Ottawa Princess, which had a net book value of $24.5 million at June 30, 2009 and assignment of freight and insurance proceeds.

The Berenberg Bank Loan agreement contains a collateral coverage requirement and non-financial covenants. The collateral coverage was waived by the bank.  The non-financial covenants require the Company, among other covenants, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At June 30, 2009 the Company was in compliance with all covenants.

Note 9 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS 133, the Company designates interest rate swaps as cash flow hedges of floating-rate borrowings.  The Company uses methodology prescribed by Derivative Implementation Group Issue G7, Cash Flow Hedges Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b)When the Shortcut Method Is Not Applied, to account for interest rate contracts.

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

As of June 30, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $215.5 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.79%.  Interest rate contracts having a notional amount of $145.5 million at June 30, 2009, decrease as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	$10,020	Other liabilities	$13,727

Derivatives not designated as hedging instruments under Statement 133

Interest rate contracts	Other liabilities	999	Other liabilities	1,705

Total derivatives		$11,019		$15,432

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	June 30,	December 31,
Derivatives in Statement 133 Cash Flow Hedging Relationships	2009	2008

Interest rate contracts	$(9,457)	$(13,727)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivatives	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments under Statement 133

Interest rate contracts	Interest expense	$510	$11	$707	$(81)

Ineffective Portion of Derivatives Designated as Hedging Instruments under Statement 133

Interest rate contracts	Interest expense	(355)	-	(564)	-
		$155	$11	$143	$(81)

    A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019,  for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract.  Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the Consolidated Statement of Income.  For the three and six months ended June 30, 2009 approximately $0.5 million and $0.7 million, respectively, was recognized as a reduction to interest expense.

In connection with the loan modifications completed in March 2009, the Company prepaid principal installments on all its credit facilities.  The prepayment resulted in the notional amount of certain swap contracts to be greater than the debt balance being hedged.  For the three and six months ending June 30, 2009, approximately $0.4 million and $0.6 million respectively, were recognized as additional interest expense for the ineffective portion of derivatives caused by the prepayment of principal installments.

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

The following table summarizes assets and liabilities measured at fair value on recurring basis at June 30, 2009, as required by SFAS No. 157:

(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$-	$11,019	$-

Our interest rate swap contracts are traded in the over-the-counter market.  The fair value is based on the quoted market price for a similar liability or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources.

Note 10 — Equity Transactions

Class A and Class B Common Shares

The Company has two classes of common shares that are issued and outstanding: Class A common shares, which are listed on the NASDAQ Global Select Market under the symbol "TBSI", and Class B common shares.  The Class A common shares and Class B common shares have identical rights to dividends, surplus and assets on liquidation; however, the holders of Class A common shares are entitled to one vote for each Class A common share on all matters submitted to a vote of holders of common shares, while holders of Class B common shares are entitled to one-half of a vote for each Class B common share.

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

         In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On June 30, 2009 there were 17,531,996 Class A common shares issued, of which 17,513,371 were outstanding, and 12,390,461 Class B common shares issued and outstanding.

Warrants

At June 30, 2009, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipient's estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").  During the six months ended June 30, 2009, employees vested in a total of 28,000 Class A common shares granted in 2008.  Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to Treasury Stock 8,625 Class A common shares, valued at $77,798, to cover the recipient's estimated payroll tax liability.  At June 30, 2009, there were 18,625 Treasury Stock shares held by the Company having a cost of $466,798.

 Note 11 — Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except number of shares and earnings per share amounts)		(in thousands, except number of shares and earnings per share amounts)
Numerators:
Net (loss) income	$(16,913)	$52,641	$(38,201)	$98,019
Allocation of undistributed income to nonvested restricted common shares	-	(195)	-	(363)

(Loss) earnings available to common shareholders — Basic and Diluted	$(16,913)	$52,446	$(38,201)	$97,656

Denominators:
Weighted average common shares outstanding — Basic and Diluted	29,827,345	28,778,769	29,822,402	28,411,539

Net (loss) income per common share:
Basic and Diluted	$(0.57)	$1.82	$(1.28)	$3.44

Anti-dilutive warrants not included above	311,903		311,903

In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (EITF 03-6-1).  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and should be included in the two-class method of computing earnings per share as described in Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."  The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Our nonvested stock, consisting of time-vested restricted shares are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP.  We adopted the provisions of EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented.  For comparability purposes, we recalculated our earnings per share for the three and six months ended June 30, 2008 by applying the principles of EITF 03-6-1.  The application of EITF 03-6-1 reduced basic earnings per common share from the amount previously disclosed in our prior filings by $0.01for both the three and six months ended June 30, 2008.

At June 30, 2009, there were outstanding exercisable warrants to purchase 106,156 Class A and 205,747 Class B common shares, held by parties not affiliated with existing shareholders. The warrants are issuable for nominal consideration upon exercise.  Consequently, the warrants have been treated as outstanding for purposes of computing basic earnings per share for the three and six months ended June 30, 2008.  However, for the three and six months ended June 30, 2009, the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be antidilutive.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction.  Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter.  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively, and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases.  Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease.  The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.  Deferred leasing costs of $1.6 million incurred in connection with the origination  and the amendment of the charters in March 2009,  are being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At June 30, 2009 and December 31, 2008, deferred rent expense was $3.1 million and $2.6 million, respectively.

Other Leases

The Company leases two properties used by TBS’s service company subsidiaries Roymar and TBS Shipping Services for the administration of their operations.  The main office space is rented from our chairman and chief executive officer by our wholly-owned subsidiary TBS Shipping.  The lease, which expires December 31, 2009 contains five one-year renewal options through December 31, 2014.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

Roymar renewed its lease under the first of two one-year renewal options through November 30, 2010 at a monthly rent of approximately $27,000.  The lease requires Roymar to pay additional rent for real estate tax escalations.

TBS Energy Logistics, LP leases a warehouse in Harris County, Texas for 38 months commencing May 1, 2009 through June 30, 2012 at a monthly rent of $22,000 for the period of July 1, 2009 through June 30, 2010.  The monthly rent increases to $22,400 and $22,800, for the period of July 2010 through June 2011 and July 2011 through June 2012, respectively.

 As of June 30, 2009, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At June 30, 2009	Vessel Hire	Premises	Total
2009 (July 1, 2009 through December 31, 2009)	$3,680	$415	$4,095
2010	5,524	565	6,089
2011	5,366	271	5,637
2012	5,380	137	5,517
2013	5,366	-	5,366
Thereafter	441	-	441
	$25,757	$1,388	$27,145

Purchase Obligations – New Vessel Buildings

At June 30, 2009, the Company had purchase obligations totaling $89.2 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones into the first quarter of 2011.  As of June 30, 2009, $88.5 million of the purchase obligation is scheduled to be paid as follows: $21.5 million during the remainder of 2009, $59.2 million in 2010 and $7.8 million in 2011.  The timing of actual payments will vary based upon when the milestones are met.

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

Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2009	2008	2009	2008
Brazil	$8,584	$37,340	$19,559	$66,490
United Arab Emirates	14,130	15,485	22,443	27,859
Japan	7,427	22,554	20,006	40,756
Peru	7,397	12,579	13,556	23,998
Chile	5,072	11,943	9,901	21,273
China	2,125	5,294	6,209	8,044
Argentina	2,396	777	5,007	1,639
Korea	731	5,545	4,064	8,964
Venezuela	1,233	4,248	1,233	4,016
Others	6,518	7,733	9,557	17,114
Total	$55,613	$123,498	$111,535	$220,153

Two customers accounted for 10% or more of charter hire receivables at June 30, 2009. No customers accounted for 10% or more of charter hire receivables at December 31, 2008.

For the three and six months ended June 30, 2009, no customers accounted for 10% or more of voyage and time charter revenue.  For the three and six months ended June 30, 2008, one customer accounted for 10% or more of voyage and time charter revenue.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of the Company's management.  They are based on our management's beliefs and assumptions and on information currently available to our management.  Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can generally be identified as  forward-looking statements because they use words such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "seeks" and similar terms.

Forward-looking statements involve risks, uncertainties and assumptions.  Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009, and other unforeseen risks.  The uncertainties, risks and other factors, among other unforeseen risks, include, but are not limited to:

•	changes in demand for our services, which are increasingly difficult to predict due to the current economic downturn and the widespread reduction of business activity generally;
•	a decline in rates in the shipping market, which may continue for a prolonged period;
•	the effect of a decline in vessel valuations;
•	our ability to maintain financial ratios and satisfy financial covenants in our credit facilities;
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
•
China Communications Construction Company Ltd./ Nantong Yahua Shipbuilding Co., Ltd.’s ability to complete and deliver the vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 and subsequent reports on our Form 10-Q and Form 8-K.

You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

The following is a discussion of our financial condition at June 30, 2009 and December 31, 2008 and our results of operations comparing the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

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

Over the past 16 years, we have developed our business model around key trade routes between Latin America and China, Japan and South Korea, as well as select ports in North America, Africa, the Caribbean, and the Middle East.  In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer additional services such as cargo scheduling, loading and discharge that offer a fully integrated shipping solution to our customers.

We have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa.  We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies.  We have expanded and upgraded our fleet, which now numbers 47 vessels, including 45 ships that we own and two that we charter-in with an option to purchase.  Historically, we have expanded our fleet by acquiring secondhand vessels.  While we remain committed to expanding our fleet, the current economic conditions and the current decline in demand for shipping services have caused us to reevaluate acquiring secondhand vessels.  Pending any dramatic change in global economic conditions we have decided to suspend any further acquisitions of secondhand vessels.  Our current business strategy includes growing through the acquisition of multi-purpose tweendeckers under our new building contract, and chartering-in vessels as needed.  On March 29, 2007, we entered into a contract for six "Roymar Class" 34,000 deadweight ton ("dwt") multipurpose vessels with retractable tweendecks, designed to our specifications for which we have arranged funding.  One vessel is scheduled for delivery in 2009, four in 2010 and the last vessel in 2011.  We expect to take delivery of the first new built vessel in the third quarter of 2009 and it has been named Rockaway Belle.

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

Our loan agreements with our various credit facilities contain both financial and non-financial covenants.  We concluded in March 2009 that, based on third-party vessel valuations, we did not meet collateral coverage requirements.  The credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter 2009.  See - "Note 8 - Financing" to our financial statements in Part I. Item 1 for detailed information.

Drydocking

The hull and machinery of every commercial vessel must be "classed" by a classification society authorized by its country of registry.  The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and international conventions.  All of our vessels have been certified as being "in class" by their respective classification societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys.  All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  Therefore, these vessels must be drydocked twice during a five-year cycle.  Thus, our controlled fleet of 47 vessels at June 30, 2009, would result in approximately 94 drydockings over five years or an average of 19 vessels per year.

In 2008 and prior years, we accelerated the timing of steel renewals and reinforcements for vessels drydocked.  We used vessel drydocking as an opportunity to make steel renewal and reinforcements that we expected might have been required during the next five to ten years, and we believe the accelerated steel renewal and reinforcements will reduce the cost of future drydockings. We expect that during the next few years our drydocking program will only address deficiencies identified and recommendations made by classification surveyors.

Our drydocking expenditures and surveys are being accounted for using the deferral method.  Under the deferral method of accounting for drydocking, the costs incurred are deferred and amortized on a straight-line basis over the period through the date of the next drydocking, which is typically thirty months.  We only include in deferred drydocking costs those costs that are incurred to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency.  Normal repairs and maintenance, whether incurred as part of the drydocking or not, are expensed as incurred.

During the first quarter of 2009, one vessel that entered into drydock during the fourth quarter of 2008 continued its drydocking for 16 days into the first quarter and eight vessels entered drydock for 138 days.  During the second quarter of 2009, five vessels that entered into drydock during the first quarter of 2009 continued their drydocking for 88 days and three vessels entered drydock for 48 days.  Our quarterly drydock schedule of vessels anticipated to be drydocked during the second half of 2009, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Number of vessels entering drydock during quarter	Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Third Quarter 2009	3	6	212	days	684	MT
Fourth Quarter 2009	3	4	160	days	425	MT
Total for 2009		10	372		1,109

    We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require over 100 metric tons of steel renewal will take from 35 to 75 days.   We capitalize the cost of the first drydocking after we acquire vessels.

New Ship Building

We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program.  In 2007, we contracted a Chinese shipyard to build six newly designed vessels.  These 34,000 dwt vessels are a larger class of tweendeckers and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet.  The ships were designed by a TBS team, drawn from all phases of our operations, to optimize our efficient cargo transportation in our trade lanes.  Two vessels, the Rockaway Belle formerly Hull No. NYHS200720, and the Dakota Princess formerly Hull No NYHS200721 were launched in November 2008 and May 2009, respectively.  We expect to take delivery of the Rockaway Belle in the third quarter of 2009 and the Dakota Princess in the first quarter of 2010.  The milestones met (as defined in the agreements) and the expected delivery dates as of June 30, 2009 are noted below:

Milestone	Argyle Maritime Corp. Hull No. NYHS200720 Rockaway Belle	Caton Maritime Corp. Hull No. NYHS200721 Dakota Princess	Dorchester Maritime Corp. Hull No. NYHS200722 To be Named	Longwoods Maritime Corp. Hull No. NYHS200723 To be Named	McHenry Maritime Corp. Hull No. NYHS200724 To be Named	Sunswyck Maritime Corp. Hull No. NYHS200725 To be Named
Contract Signing	Met	Met	Met	Met	Met	Met
Steel Cutting	Met	Met	Met	Met	Met	Met
Keel Laying	Met	Met	Met	3rd Qtr 2009	Met	1st Qtr 2010
Launching	Met	Met	3rd Qtr 2009	2nd Qtr 2010	1st Qtr 2010	3rd Qtr 2010
Anticipated Delivery	3rd Qtr 2009	1st Qtr 2010	2nd Qtr 2010	4th Qtr 2010	3rd Qtr 2010	1st Qtr 2011

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at June 30, 2009, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

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

Vessel expenses are vessel operating expenses that consist of crewing, stores, lube oil, repairs and maintenance including registration taxes and fees, insurance and communication expenses for vessels we control and charter hire fees we pay to owners for use of their vessels.  The costs are paid by our subsidiaries.

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

Commissions on freight and port agency fees are paid to related companies, Beacon Holdings Ltd. ("Beacon") and TBS Commercial Group Ltd. ("TBS Commercial Group"), companies which are owned by our principal shareholders.  Management fees and commissions paid to Beacon and TBS Commercial Group are fixed under agreements, and any new management agreements or amendments to the current management agreements with Beacon and TBS Commercial Group are subject to approval by the Compensation Committee of our Board of Directors.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$59,741	82.7	$128,696	82.0	$(68,955)	(53.6)
Time charter revenue	12,168	16.8	25,258	16.1	(13,090)	(51.8)
Logistics revenue	270	0.4	2,711	1.7	(2,441)	(90.0)
Other revenue	57	0.1	282	0.2	(225)	(79.8)
Total revenue	72,236	100.0	156,947	100.0	(84,711)	(54.0)

Voyage expense	27,314	37.8	41,931	26.7	(14,617)	(34.9)
Logistics	172	0.2	2,191	1.4	(2,019)	(92.1)
Vessel expense	25,520	35.3	24,315	15.5	1,205	5.0
Depreciation and amortization	23,603	32.7	16,515	10.5	7,088	42.9
General and administrative	8,349	11.6	15,296	9.8	(6,947)	(45.4)
Total operating expenses	84,958	117.6	100,248	63.9	(15,290)	(15.3)
(Loss) income from operations	(12,722)	(17.6)	56,699	36.1	(69,421)	(122.4)
Other (expenses) and income
Interest expense	(4,466)	(6.2)	(3,840)	(2.5)	(626)	16.3
Loss on extinguishment of debt	-	-	-	-	-	-
Other income (expense)	275	0.4	(218)	(0.1)	493
Net (loss) income	$(16,913)	(23.4)	$52,641	33.5	$(69,554)	(132.1)

Voyage revenue
The table below shows key metrics related to voyage revenue:

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)
Voyage Revenue (in thousands)	$59,741	$128,696	$(68,955)	(53.6)%
Number of vessels (1)	33	30	3	10.0%
Freight voyage days (2)	2,982	2,758	224	8.1%
Days on hire (3)	3,025	2,825	200	7.1%
Revenue tons carried (thousands) (4)
For all cargoes	2,449	2,288	161	7.0%
Excluding aggregates	1,297	1,233	64	5.2%
Aggregates	1,152	1,055	97	9.2%
Freight Rates
For all cargoes	$24.40	$56.25	$(31.85)	(56.6)%
Excluding aggregates	$40.33	$91.79	$(51.46)	(56.1)%
Daily time charter equivalent rates (5)	$11,268	$32,007	$(20,739)	(64.8)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.

(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.

(3)	Number of days that our vessels were available for hire, not including vessels chartered out.

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

 The decrease in voyage revenue for the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an approximately 57% decrease in average freight rates for all cargoes carried slightly offset by an  increase in non-aggregate revenue tons carried, primarily bulk cargo.

Average freight rates for all cargoes decreased $31.85 per ton, or 56.6%, to $24.40 per ton for the three months ended June 30, 2009, as compared to $56.25 per ton for the same period in 2008.  Included in voyage revenue is bulk cargo revenue from high-volume, low-freighted aggregates.  Excluding aggregates, average freight rates would have been $40.33 per ton as compared to $91.79 per ton for the same period in 2008.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.  For the three months ended June 30, 2009 the freight rates for dry bulk ocean shipping continued to soften as compared to the three months ended March 31, 2009 primarily due to the worldwide economic crisis.

Revenue tons carried increased 161,000 tons, or 7.0% to 2,449,000 tons for the three months ended June 30, 2009 from 2,288,000 tons for the same period in 2008.  Non-aggregate revenue tons carried increased 64,000 tons for the second quarter due to increases in non-aggregate bulk cargo.  Aggregate revenue tons carried increased by 97,000 tons for the three months ended June 30, 2009 as compared to the same period in 2008. For the three months ended June 30, 2009 and 2008, we had contracts of affreightment, expiring through 2010, under which we carried approximately 1,289,000 and 1,559,000 revenue tons and generated $15.2 million and $56.0 million of voyage revenue, respectively.

The following table shows revenues attributed to our principal cargoes:
	Three Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Aggregates	$7,427	12.4	$15,485	12.0	$(8,058)	(52.0)
Steel products	15,023	25.1	35,235	27.4	(20,212)	(57.4)
Agricultural products	10,978	18.4	21,121	16.4	(10,143)	(48.0)
Metal concentrates	8,846	14.8	23,224	18.0	(14,378)	(61.9)
Project cargo	2,606	4.4	6,561	5.1	(3,955)	(60.3)
General cargo	2,360	4.0	5,723	4.5	(3,363)	(58.8)
Rolling stock	1,074	1.8	4,472	3.5	(3,398)	(76.0)
Other bulk cargo	7,210	12.0	13,041	10.1	(5,831)	(44.7)
Fertilizers	455	0.8	-	-	455	-
Fishmeal	2,385	4.0	-	-	2,385	-
Automotive products	963	1.6	2,163	1.7	(1,200)	(55.5)
Other	414	0.7	1,671	1.3	(1,257)	(75.2)
Total voyage revenue	$59,741	100.0	$128,696	100.0	$(68,955)	(53.6)

 Time charter revenue

The key metrics related to time charter revenue are as follows:

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)
Time Charter Revenue (in thousands)	$12,168	$25,258	$(13,090)	(51.8)%
Number of vessels (1)	13	9	4	44.4%
Time Charter days (2)	1,140	777	363	46.7%
Daily charter hire rates (3)	$10,674	$32,506	$(21,832)	(67.2)%
Daily time charter equivalent rates (4)	$9,642	$30,563	$(20,921)	(68.5)%

(1)	Weighted average number of vessels chartered out.

(2)	Number of days the vessels earned charter hire.

(3)	Weighted average charter hire rates.

(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ended June 30, 2009 and June 30, 2008 were $0.5 million and $1.5 million, respectively. For the three months ended June 30, 2009, time charter voyages include primarily fuel cost as well as other miscellaneous voyage cost for a total of $0.7 million. The fuel cost is related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports. No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

Time charter revenue decreased to $12.2 million for the three months ended June 30, 2009 from $25.3 million for the comparable period in 2008.  The key factors driving time charter revenue are the daily charter hire rates and the number of days that vessels are chartered out.

 The decrease in time charter revenue was primarily attributable to a decrease in average charter hire rates, which decreased $21,832 per day to $10,674 for the three months ended June 30, 2009 from $32,506 for the comparable period in 2008.  This decrease was offset by an increase in time charter-out days.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in the average charter hire rate per day is primarily due to the worldwide economic crisis which has dramatically affected shipping spot market rates.  The increase in time-charter-out days is the result of decreased use of our controlled vessels in our established voyage business and shipping market conditions.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  We initiated logistics support services in the fourth quarter of 2007.  To conform to the 2009 presentation, we revised our 2008 Consolidated Statements of Income for logistics revenue and expense.  Logistics revenue of $2.7 million which was previously classified as other revenue is now reported as logistics revenue.  Logistics expense of $2.2 million which was previously classified as voyage expense is now reported as logistics expense.  This revision did not impact net income.

Logistics revenue and expenses decreased approximately 90% and 92% respectively for the three months ended June 30, 2009 as compared to the same period in 2008, principally due to the impact of the economic downturn specifically related to the oil and gas industry.

Voyage expense

Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$12,494	45.7	17.4	$19,560	46.6	12.7	$(7,066)	(36.1)	4.7
Commission expense	3,655	13.4	5.1	7,821	18.7	5.1	(4,166)	(53.3)	-
Port call expense	6,390	23.4	8.9	6,714	16.0	4.4	(324)	(4.8)	4.5
Stevedore and other
cargo-related expense	2,029	7.4	2.8	4,915	11.7	3.2	(2,886)	(58.7)	(0.4)
Miscellaneous voyage
expense	2,746	10.1	3.8	2,921	7.0	1.9	(175)	(6.0)	1.9
Voyage expense	$27,314	100.0	38.0	$41,931	100.0	27.3	$(14,617)	(34.9)	10.7

Voyage expense decreased $14.6 million or 34.9% for the three months ended June 30, 2009, as compared to the same period in 2008, principally due to a decrease in fuel, commission, and stevedore and other cargo-related expense.

The increase in voyage expense as a percentage of voyage and time charter revenue for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in freight rates, which decreased primarily due to the worldwide economic crisis.

 The decrease in fuel expense was due to a decrease in the average price per metric ton ("MT") offset by an increase in consumption.  For the three months ended June 30, 2009, the average price per MT decreased to $285 per MT as compared to $570 per MT for the same period in 2008.  Consumption increased for the three months ended June 30, 2009 to 43,780 MT from 34,326 MT for the same period in 2008.  Average fuel cost per freight voyage day was $4,190 during the three months ended June 30, 2009 and $7,092 during the same period in 2008.  The increase in consumption is principally due to an increase in the average number of controlled vessels, which increased to an average of 47 vessels during the three months ended June 30, 2009, as compared to an average of 42 vessels for the same period in 2008.

Commission expense is based on the amount of revenue.  The decrease in commission expense for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in revenue.

 The decrease in stevedore and other cargo-related expense for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms and a combination of "free-in and free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The decrease in port call expense is primarily due to a decrease in the number of port calls, which decreased to 279 port calls for the three months ended June 30, 2009 from 307 port calls during the same period in 2008.  The number of port days decreased to 1,041 port days for the three months ended June 30, 2009 from 1,391 port days during the same period in 2008.  The decrease in port call expense was partially offset by a slight increase in average port call costs.

The decrease in miscellaneous voyage expense is due to a $1.3 million decrease in container overhead and other miscellaneous costs, which were partially offset by a $1.2 increase in accrued losses. Accrued losses are calculated for in progress voyages for which we estimate a probable loss. We recognize the full estimated loss on the voyage at a cut-off date.  For the three months ended June 30, 2009, we recorded accrued loss of $1.2 million.  There were no accrued losses for the six months ended June 30, 2008.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$22,529	88.3	$21,227	87.3	$1,302	6.1
Chartered-in vessel expense	995	3.9	1,479	6.1	(484)	(32.7)
Controlled vessel expense	1,620	6.3	1,609	6.6	11	0.7
Space charter expense	376	1.5	-	-	376	-
Vessel expense	$25,520	100.0	$24,315	100.0	$1,205	5.0

 The increase in owned vessel expense for the three months ended June 30, 2009, as compared to the same period in 2008 was due primarily to an increase in the number of vessel days.  The increase in owned vessel expense was due primarily to an increase in the average number of controlled vessels, which increased to an average of 47 vessels during the three months ended June 30, 2009, as compared to an average of 42 vessels for the same period in 2008.  Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the second quarter of 2009, vessel days increased 430 days to 4,277 days from 3,847 days for the comparable period in 2008.  For the three months ended June 30, 2009, the average operating expense day rate was $5,267 as compared to $5,518 per day for the same period in 2008.  Average operating expense day rates deceased principally due to improved delivery efficiencies which lowered freight expense for spares and stores.

Chartered-in vessel expense consists of charter hire-in costs for vessels under charter agreements that do not have a purchase option.  We charter-in vessels to meet specific customer needs, which will vary slightly from quarter to quarter.  The decrease in chartered-in vessel expense was due to a decrease in the charter-in rate per day of $18,746 per day to $11,433 per day for the three months ended June 30, 2009 from $30,179 per day for the same period in 2008 due to present market conditions.  For the three months ended June 30, 2009, we chartered-in vessels for 87 days as compared to 49 days for the same period in 2008.

Controlled vessel expense consists of charter hire-in costs for vessels under charter agreements that contain a purchase option. During the three months ended June 30, 2009, and June 30, 2008, we incurred charter-in hire costs of $1.6 million for each year.  This charter in hire cost relates to the bareboat charters for the Laguna Belle and Seminole Princess, both of which were part of a sale/ leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The 42.9% increase in depreciation and amortization expense to $23.6 million in 2009 from $16.5 million in 2008 was due principally to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet.  The growth of our owned/controlled fleet increased to an average number of 47 vessels for the three months ended June 30, 2009 as compared to 42 vessels for the three months ended June 30, 2008.

General and administrative expense

General and administrative expense decreased $6.9 million for the three months ended June 30, 2009 compared to the same period for 2008.  The decrease in general and administrative expense is primarily due to a $4.4 million decrease in salary and related expenses, no bonus accruals were made for the three months ended June 30, 2009 as compared to $3.8 million accrued for bonuses for the three months ended June 30, 2008.

Income from operations

The decrease in income from operations was mainly attributable to a decrease in revenue resulting from decreased freight rates off-set by an increase in revenue tons carried.  Freight and charter hire rates decreased due to weak market conditions in the ocean transport industry beginning in the fourth quarter of 2008.  Operating expenses increased in 2009 as previously described for vessel expense and depreciation.  The decrease in revenue and increase in operating expenses caused our operating margin to decrease to a loss of 17.6% for the three months ended June 30, 2009 compared to income from operations of 36.1% for the same period in 2008.

Interest expense

Interest expense increased $0.7 million for the three months ended June 30, 2009 as compared to the same period in 2008 principally due to higher loan margins and higher amortization on the additional deferred financing cost both of which resulted from the March 2009 loan modifications.  These increases were partially offset by lower debt levels.  Our average effective interest rate was relatively the same at approximately 6.7% for 2009 compared to approximately 5.2% for 2008.

Comparison of the six months ended June 30, 2009 and June 30, 2008

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$124,254	86.6	$226,856	78.6	$(102,602)	(45.2)
Time charter revenue	18,339	12.8	57,984	20.1	(39,645)	(68.4)
Logistics revenue	536	0.4	3,243	1.1	(2,707)	(83.5)
Other revenue	265	0.2	440	0.2	(175)	(39.8)
Total revenue	143,394	100.0	288,523	100.0	(145,129)	(50.3)

Voyage expense	56,313	39.3	73,849	25.6	(17,536)	(23.7)
Logistics	421	0.3	2,691	0.9	(2,270)	(84.4)
Vessel expense	53,499	37.3	47,749	16.5	5,750	12.0
Depreciation and amortization	46,322	32.3	30,008	10.4	16,314	54.4
General and administrative	17,035	11.9	27,063	9.4	(10,028)	(37.1)
Total operating expenses	173,590	121.1	181,360	62.8	(7,770)	(4.3)
(Loss) income from operations	(30,196)	(21.1)	107,163	37.2	(137,359)	(128.2)
Other (expenses) and income
Interest expense	(7,977)	(5.6)	(7,277)	(2.5)	(700)	9.6
Loss on extinguishment of debt	-	-	(2,318)	(0.8)	2,318	(100.0)
Other income (expense)	(28)	-	451	0.2	(479)	(106.2)
Net (loss) income	$(38,201)	(26.7)	$98,019	34.1	$(136,220)	(139.0)

Voyage revenue

The table below shows key metrics related to voyage revenue:

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
Voyage Revenue (in thousands)	$124,254	$226,856	$(102,602)	(45.2)%
Number of vessels (1)	34	28	6	21.4%
Freight voyage days (2)	6,098	5,133	965	18.8%
Days on hire (3)	6,223	5,301	922	17.4%
Revenue tons carried (thousands) (4)
For all cargoes	4,596	4,332	264	6.1%
Excluding aggregates	2,449	2,227	222	10.0%
Aggregates	2,147	2,105	42	2.0%
Freight Rates
For all cargoes	$27.03	$52.37	$(25.34)	(48.4)%
Excluding aggregates	$42.42	$89.35	$(46.93)	(52.5)%
Daily time charter equivalent rates (5)	$11,480	$30,390	$(18,910)	(62.2)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.

(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.

(3)	Number of days that our vessels were available for hire, not including vessels chartered out.

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

The decrease in voyage revenue for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an approximately 48% decrease in average freight rates for all cargoes carried slightly offset by an increase in non-aggregate revenue tons carried, primarily agricultural products and bulk cargo.

Average freight rates for all cargoes decreased $25.34 per ton, or 48.4%, to $27.03 per ton for the six months ended June 30, 2009, as compared to $52.37 per ton for the same period in 2008.  Included in voyage revenue is bulk cargo revenue from high-volume, low-freighted aggregates. Excluding aggregates, average freight rates would have been $42.42 per ton as compared to $89.35 per ton for the same period in 2008.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.  During the first six months of 2009 the freight rates for dry bulk ocean shipping decreased significantly due primarily to the worldwide economic crisis.

 Revenue tons carried increased 265,000 tons, or 6.1% to 4,596,000 tons for the six months ended June 30, 2009 from 4,332,000 tons for the same period in 2008.  Non-aggregate revenue tons increased 222,000 tons for the six months due to increases in agricultural products and non-aggregate bulk cargo.  Aggregate revenue tons increased by 42,000 tons for the three months ended June 30, 2009 as compared to the same period in 2008. For the six months ended June 30, 2009 and 2008, we had contracts of affreightment, expiring through 2010, under which we carried approximately 2,371,000 and 3,060,000 revenue tons and generated $35.2 million and $96.1 million of voyage revenue, respectively.

  The following table shows revenues attributed to our principal cargoes:

	Six Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	Percentage
Aggregates	$20,329	16.4	$27,859	12.3	$(7,530)	(27.0)
Steel products	26,881	21.6	63,170	27.8	(36,289)	(57.4)
Agricultural products	22,788	18.3	35,053	15.5	(12,265)	(35.0)
Metal concentrates	18,991	15.3	43,598	19.2	(24,607)	(56.4)
Project cargo	6,903	5.6	11,593	5.1	(4,690)	(40.5)
General cargo	6,592	5.3	7,519	3.3	(927)	(12.3)
Rolling stock	4,476	3.6	8,053	3.6	(3,577)	(44.4)
Other bulk cargo	9,181	7.4	22,504	9.9	(13,323)	(59.2)
Fertilizers	2,171	1.8	-	-	2,171	-
Fishmeal	2,385	1.9	-	-	2,385	-
Automotive products	2,422	1.9	4,484	2.0	(2,062)	(46.0)
Other	1,135	0.9	3,023	1.3	(1,888)	(62.5)
Total voyage revenue	$124,254	100.0	$226,856	100.0	$(102,602)	(45.2)

Time charter revenue

The key metrics related to time charter revenue are as follows:

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
Time Charter Revenue (in thousands)	$18,339	$57,984	$(39,645)	(68.4)%
Number of vessels (1)	11	10	1	10.0%
Time Charter days (2)	2,027	1,807	220	12.2%
Daily charter hire rates (3)	$9,047	$32,088	$(23,041)	(71.8)%
Daily time charter equivalent rates (4)	$8,028	$30,437	$(22,409)	(73.6)%

(1)	Weighted average number of vessels chartered out.

(2)	Number of days vessels earned charter hire.

(3)	Weighted average charter hire rates.

(4)
 Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the six months ended June 30, 2009 and June 30, 2008 were $0.8 million and $3.0 million, respectively. For the six months ended June 30, 2009, time charter voyages include primarily fuel cost as well as other miscellaneous voyage costs for a total of $1.3 million. The fuel cost is related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

Time charter revenue decreased to $18.3 million for the six months ended June 30, 2009 from $58.0 million for the comparable period in 2008.  The key factors driving time charter revenue are the daily charter hire rates and the number of days that vessels are chartered out.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $23,041 per day to $9,047 for the six months ended June 30, 2009 from $32,088 for the comparable period in 2008.  This decrease is primarily due to the current weakness in the overall worldwide shipping markets due to the current economic crisis.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The decrease in average charter rates was partially offset by an increase in the chartered vessel days, which increased 220 days to 2,027 for the six months ended June 30, 2009 compared to 1,807 days for the same period in 2008.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  We initiated logistics support services in the fourth quarter of 2007.  To conform to the 2009 presentation, we revised our 2008 Consolidated Statements of Income for logistics revenue and expense.  Logistics revenue of $536,000 which was previously classified as other revenue is now reported as logistics revenue.  Logistics expense of $421,000 which was previously classified as voyage expense is now reported as logistics expense.  This revision did not impact net income.

Logistics revenue and expenses decreased approximately 84% for the six months ended June 30, 2009 as compared to the same period in 2008, principally due to the impact of the economic downturn.

Voyage expense

Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

The principal components of voyage expense were as follows:

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Revenue
Fuel expense	$26,619	47.3	18.7	$34,363	46.5	12.1	$(7,744)	(22.5)	6.6
Commission expense	6,954	12.2	4.9	14,817	20.1	5.2	(7,863)	(53.1)	(0.3)
Port call expense	12,197	21.7	8.6	12,027	16.3	4.2	170	1.4	4.4
Stevedore and other
cargo-related expense	5,099	9.1	3.6	8,539	11.6	3.0	(3,440)	(40.3)	0.6
Miscellaneous voyage
expense	5,444	9.7	3.8	4,103	5.5	1.4	1,341	32.7	2.4
Voyage expense	$56,313	100.0	39.6	$73,849	100.0	25.9	$(17,536)	(23.7)	13.7

Voyage expense decreased $17.5 million or 23.7% for the six months ended June 30, 2009 as compared to the same period in 2008, principally due to a decrease in commission expense, fuel expense and stevedore and other cargo-related expense off-set by an increase in miscellaneous voyage expense.

The increase in voyage expense as a percentage of voyage and time charter revenue for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in freight rates, which are set to a significant degree by the market and have decreased primarily due to slowing demand due to the worldwide economic crisis.

The decrease in fuel expense was due to a decrease in the average price per metric ton ("MT") offset by an increase in consumption.  For the six months ended June 30, 2009, the average price per MT decreased to $327 per MT as compared to $563 per MT for the same period in 2008.  Consumption increased for the six months ended June 30, 2009 to 81,301MT from 61,067 MT for the same period in 2008.  Average fuel cost per freight voyage day was $4,365 during the six months ended June 30, 2009 and $6,694 during the same period in 2008.  The increase in consumption is principally due to an increase in the average number of controlled vessels, which increased to an average of 47 vessels during the six months ended June 30, 2009, as compared to an average of 40 vessels for the same period in 2008.

Commission expense is based on the amount of revenue.  The decrease in commission expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in revenue.

 The decrease in stevedore and other cargo-related expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to a lower percentage of cargo being booked under “full liner” terms or a combination of “free-in, free-out” terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

The increase in miscellaneous voyage expense is primarily due to an increase in accrued losses. For in progress voyages for which we estimate a probable loss, we recognize the full estimated loss on the voyage at a cut-off date.  For the six months ended June 30, 2009, we recorded accrued loss of $0.9 million.  There were no accrued losses for the six months ended June 30, 2008.

 Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we own and control.  The following table sets forth the basic components of vessel expense:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$47,481	88.8	$38,040	79.7	$9,441	24.8
Chartered-in vessel expense	1,960	3.7	6,607	13.8	(4,647)	(70.3)
Controlled vessel expense	3,236	6.0	3,102	6.5	134	4.3
Space charter expense	822	1.5	-	-	822	-
Vessel expense	$53,499	100.0	$47,749	100.0	$5,750	12.0

Vessel expense for the six months ended June 30, 2009, as compared to the same period in 2008, increased $5.7 million.  The 12.0% increase in vessel expense for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an increase in the average operating expense day rate, which increased $403 per day.   Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the six months ended June 30, 2009, vessel days increased 1,160 days to 8,507 days from 7,347 days for the comparable period in 2008.  For the six months ended June 30, 2009, the average operating expense day rate was $5,581 as compared to $5,178 per day for the same period in 2008.  Average operating expense day rates increased principally due to increases in the crew and crew related costs and maintenance & repair costs, which were slightly offset by reduction in freight expense on spares and stores.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option. The 70.3% decrease in chartered-in vessel expenses for the six months ended June 30, 2009 as compared to the same period in 2008 resulted from a decrease in vessel days and charter-in rates.  The average charter-in rate per day decreased $13,993 per day, or 61%, to $8,949 per day for the six months ended June 30, 2009 from $22,942 per day for the same period in 2008.  Chartered-in vessel days decreased by 69 vessel days to 219 days for the six months ended June 30, 2009 as compared to 288 days for the same period in 2007.

Controlled vessel expense consists of charter-in hire costs for vessels under charter agreements that contain a purchase option.  During the six months ended June 30, 2009, we incurred charter hire-in costs of $3.2 million compared to $3.1 million for the same period ended June 30, 2008 under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $16.3 million increase in depreciation and amortization expense is attributable to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet.  The growth of our owned/controlled fleet increased to an average number of 47 vessels for the six months ended June 30, 2009 as compared to 40 vessels for the six months ended June 30, 2008.

General and administrative expense

General and administrative expense decreased $10.0 million primarily due to a $7.7 million decrease in salary and related expenses.  Salary and related expenses decreased primarily because no bonus accruals were made for the six months ended June 30, 2009 as compared to a bonus accrual of $7.8 million for the six months ended June 30, 2008.

Income from operations

The decrease in income from operations was mainly attributable to a decrease in revenue resulting from decreased freight rates off-set by an increase in revenue tons carried.  Freight and charter hire rates decreased due to weak market conditions in the ocean transport industry beginning in the fourth quarter of 2008.  Operating expenses increased in 2009 as previously described for vessel expense and depreciation.  The decrease in revenue and increase in operating expenses caused us to have an operating margin loss of 21.0% for the six months ended June 30, 2009, compared to an operating margin profit of 37.2% for the same period in 2008.

Interest expense

Interest expense increased $0.7 million for the six months ended June 30, 2009 as compared to the same period in 2008 principally due to higher loan margins and higher amortization on the additional deferred financing cost both of which resulted from the March 2009 loan modifications.  These increases were partially offset by lower debt levels.  Our average effective interest rate was decreased to 5.7% for 2009 compared to approximately 5.1% for 2008.

Loss on extinguishment of debt

The $2.3 million loss on extinguishment of debt in 2008 was due to the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our Bank of America syndicated credit facility.

Charter Hire Receivables

Our gross charter hire receivables balance at June 30, 2009 and December 31, 2008 was $29.2 million ($28.7 million net of allowance for doubtful accounts) and $46.3 million ($45.8 million net of allowance for doubtful accounts), respectively. The decrease in receivables was principally due to the timing of payments received on voyages loading near the end of the period and lower revenue volume.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount.  At June 30, 2009, our reserve totaled $0.5 million, which was the same as the reserve at December 31, 2008.

Other Commitments

Our contractual obligations as of June 30, 2009 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$336,664	$37,292	$204,015	$34,526	$60,831
Estimated variable interest payments (2)	47,451	15,863	21,551	7,801	2,236
Operating Lease obligations (3)	27,144	7,224	11,409	8,511	-
Other Purchase obligations (4) (5)	89,200	58,700	30,500
Total contractual cash obligations	$500,459	$119,079	$267,475	$50,838	$63,067

(1)
As of June 30, 2009, we had $336.7 million of indebtedness outstanding under loans to our subsidiaries that we guarantee, $28.7 million under the credit facility with Credit Suisse, $35.9 million under the credit facility with DVB Group Merchant Bank (Asia) Ltd., $19.3 million under the credit facility with AIG Commercial Equipment Finance, $76.0 million under the term loan with Bank of America,  $75.0 million under the $85.0 million revolving credit facility with Bank of America, $4.5 million under the credit facility with Commerzbank AG, $8.1 million under the credit facility with Berenberg Bank and $89.2 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program. The above schedule does not reflect future advances of $60.8 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The schedule above reflects in the “Less than 1 year” column $45.6 million of prepaid principal installments made in connection with loan modifications that were completed in March 2009.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at June 30, 2009 and an annual interest rate of 5%, which approximates the average interest rate on all outstanding debt at June 30, 2009.

(3)	Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.

(4)
Approximately $60.8 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the loan modification construction advances made during the covenant waiver period  are  subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as  the  ship in construction. The covenant waiver period concludes at January 1, 2010.  We had outstanding purchase obligations at June 30, 2009 to build and purchase six new vessels as follows (in thousands):

Owning Subsidiary	Hull Number	Total	Less than 1 year	1-3 years
Argyle Maritime Corp.	NYHS200720 - Rockaway	$7,500	$7,500	$-
Caton Maritime Corp.	NYHS200721 - Dakota	7,800	7,800	-
Dorchester Maritime Corp.	NYHS200722	14,800	14,800	-
Longwoods Maritime Corp.	NYHS200723	21,800	14,000	7,800
McHenry Maritime Corp.	NYHS200724	14,800	7,000	7,800
Sunswyck Maritime Corp.	NYHS200725	21,800	7,000	14,800
	Total	$88,500	$58,100	$30,400

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of June 30, 2009, commitments under the contract were $0.7 million, with $0.6 million due within one year and $0.1 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and principal and interest repayments on outstanding debt.  We were in compliance with all of the financial covenants contained in our debt agreements as of June 30, 2009.

We believe we have sufficient liquidity to meet our needs for the fiscal year ended December 31, 2009 based on our cash balance at June 30, 2009 of $52.5 million, estimated operating cash flows and the measures we are taking to manage the business during the global financial crisis.  We continue our cost control efforts, and we remain committed to maintaining our fleet to our high standards.  In addition to other cost containment measures, we have a hiring freeze in place, as well as a pay freeze for all officers and senior management.  The cash balance of $52.5 million, excludes $15.2 million of restricted cash on deposit with The Royal Bank of Scotland to be used to pay our portion of 2009 installments due under the Shipbuilding Contracts.  The $15.2 million is not counted toward the $40.0 million end of month cash balance requirement that we are required to maintain under our loan agreement.  The $15.2 million of restricted cash will decrease as payments are made to the yard.

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

    Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, certain credit agreements restrict the payment of dividends, and the amount of leverage, investment and capital expenditures we may undertake without consent of the lender.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.

We concluded in March 2009, that based on third-party vessel valuations we did not meet our collateral coverage requirements.  We obtained waivers from all of our lenders to the collateral coverage ratio and financial covenants through January 1, 2010.  As a result of the loan modification two additional covenants were introduced that require us to have an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and a minimum end of month cash balance of not less than $40.0 million.  These additional covenants are applicable through the waiver period which ends January 1, 2010.  So long as these two additional covenants are met, the financial covenants described in the table below are waived.

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

 The interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc. credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%.  Additionally, we incurred financing costs of $4.0 million.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the Bank of America loan modification, the BA Revolving Credit Facility was reduced from $125.0 million to $85.0 million, and the interest rate margin was increased to 4.0%.  We drew down $75 million as of June 30, 2009.  Consequently, we have $10 million available on the BA Revolving Credit Facility, which expires on March 26, 2012.  Additional borrowings will be governed by the future value of the vessels.  In connection with the March 2009 amendment and restatement of the Bank of America Credit Facility, approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility were charged to income from operations as interest expense.

Effective January 1, 2010 the original covenants described in the table above will again be effective.  Based on current internal projections, which assume no improvement in our business, we anticipate that we would not meet the financial covenant requirements in 2010, in which case we would need to obtain additional waivers, or modify the terms of the existing credit facility or refinance our debt.  Failure to obtain waivers, if necessary, or to comply with any of the covenants under the credit facility would result in a default, which would enable the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets.  We have discussed this situation with our lenders and they have agreed to begin discussions in the third quarter of 2009 to either extend the existing waivers or modify the covenants based on our 2009 actual and projected results and updated 2010 forecast.  Assuming the Company is able to obtain additional waivers or modify the terms of the existing credit facilities, the Company believes it has sufficient liquidity to meet its needs over the next twelve months.  In the event we are not able to secure modifications of the existing credit facilities, we would be required to raise additional equity capital, obtain other sources of financing or dispose of assets in order to satisfy our obligations to our existing lenders.  We cannot assure you that we would be able to raise sufficient additional capital, to sell assets at sufficient prices or to obtain further waivers if so required, and the failure to accomplish such goals in those circumstances would have a material adverse effect on our business, operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern at that time.

We are exposed to financial market risk resulting from the possible loss of deposits held by financial institutions.  Accordingly, we monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is on safety of principal.  We try to minimize our credit risk exposure by diversifying our cash and cash equivalents among financial institutions.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 64.0% of our outstanding debt at June 30, 2009.  We had interest rate swap contracts to pay an average fixed rate of 3.79% before loan margin on approximately $215.5 million of debt.

Below is a summary of investing and financing activities for the six months ended June 30, 2009 and 2008:

Financing Activities For Six Months Ended June 30, 2009

•	We made scheduled debt repayments totaling $7.5 million;
•
We prepaid principal payments in the amount of  $53.1 million, consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, $2.0 million to Commerzbank and $1.6 million to Berenberg Bank;

•
We borrowed an additional $14.2 million during the quarter under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.  At June 30, 2009 we had $60.8 million remaining available under the credit facility, and we had total borrowings under the facility of $89.2 million;

•	We paid $3.4 million of deferred financing and leasing costs associated with obtaining loan covenant waivers.

Investing Activities For Six Months Ended June 30, 2009

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Six Months Ended June 30,
	2009	2008
	(in millions)

Vessels purchased	$-	$213.6
Vessels improvements and other equipment	14.3	19.4
Construction in progress	18.9	38.4
Other fixed asset additions	0.9	3.9
	34.1	275.3
Less: Vessel deposits paid in prior year	-	(14.8)
Total Vessel acquisitions / capital improvement	$34.1	$260.5

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $18.9 million.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  One vessel is scheduled for delivery in 2009, four vessels in 2010, and the remaining vessel is scheduled for delivery in 2011.  The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.   In connection with the March amendment to The Royal Bank of Scotland Credit Facility, were required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay our portion of the 2009 installment payments that are not funded by The Royal Bank of Scotland new building credit facility.  The restricted cash balance decreases as payments are made to the shipyard in 2009.  During the second quarter of 2009 payments of approximately $4.8 million were made to the shipyard from the $20.0 million of restricted cash.

•
We spent $14.3 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

Financing Activities For Six Months Ended June 30, 2008

During the first six months of 2008, we increased our working capital by the following activities:

•	In June, we received $95.6 million in net proceeds from the issuance of Class A common shares in a secondary public offering;
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

•	We borrowed $35.0 million from AIG Commercial Equipment Finance, Inc. to replenish operating funds used to purchase the Mohave Maiden , Zuni Princess and Hopi Princess;
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

 Investing Activities For Six Months Ended June 30, 2008

•
We acquired eight vessels that were delivered during the first six months of 2008 for a total purchase price of $213.6 million, including $14.8 million in deposits paid in 2007.  In connection with these vessels and others that were acquired, we incurred takeover costs of $6.4 million.  We used cash from borrowings and operations to fund the acquisitions;

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks we made payments to the ship building yard and incurred capitalized costs totaling $38.4 million;

•
We spent $19.4 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition; and

•
We made deposits totaling $7.9 million for the Fox Maiden (formerly the Desert Explorer), and the Tupi Maiden (formerly the Ken Blossom), which are scheduled to be delivered within the next thirty days.

Dividend Policy

We have not declared or paid and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common shares.  The provisions of some of our debt instruments and related loan agreements prevent some of our subsidiaries from paying dividends to TBS International Limited, which may restrict our ability to pay dividends on our common shares.  The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition, cash requirements and obligations to lenders at the time.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("No. SFAS 168").  SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  The statement is effective for interim and annual periods ending after September 15, 2009.  The Company will update its references to GAAP in its consolidated financial statements issued for the periods ended September 30, 2009 and thereafter.  The statement will have no impact on our consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS Subsequent Events ("No. SFAS 165"). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature.  SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.  The Company has evaluated subsequent events through August 7, 2009, the date of issuance of our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") Interim Disclosures about Fair Value of Financial Instruments ("No. SFAS 107-1 and APB 28-1").  The FSP amends FASB Statement ("SFAS") No.107, Disclosures about the Fair Value of Financial Instruments, and APB No.28, Interim Financial Reporting to include disclosures about the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued.  The FSP is effective for interim periods ending after June 15, 2009.  The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("EITF 03-6-01"), which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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

    The Company adopted SFAS 157 relative to financial assets and liabilities as of January 1, 2008. We adopted the remaining provision of SFAS 157 as of January 1, 2009 and there was no impact on our consolidated financial position or results of operations.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

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

At June 30, 2009, we had $336.7 million of floating debt outstanding.  In order to hedge the interest rate risk we entered into interest rate swap contracts that hedged approximately 64% of our outstanding debt at June 30, 2009. At June 30, 2009, we had interest rate swap contracts to pay an average fixed rate of 3.79% before loan margin and receive a floating rate of interest on the notional amount of $215.5 million.  The fair value of interest rate swap agreements at June 30, 2009 was a liability of $11.0 million.  Interest loan margins over LIBOR at June 30, 2009, after changes made under the loan modifications, were 4.00% on $76.0 million, $75.0 million, and $35.9 million of debt; 3.50%, on $89.2 million, and $19.3 million of debt; 3.00% on $8.1 million and $4.5 million of debt; and 2.75% on $28.7 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss and decreased cash flows for the three and six months ending June 30, 2009 by approximately $0.3 and $0.6 million based upon our net debt level at June 30, 2009, which was $121.2 million after deducting $215.5 million of debt hedged with interest rate swaps.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the six months ended June 30, 2009 gains and losses resulting from foreign currency transactions are not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 7.7 % of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At June 30, 2009, approximately 9.1% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4.Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

PART II

Item 1.Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the three months ended June 30, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q.  We believe that there have not been any material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2009.  The risk factors and other information included in our Form 10-K as well as the information in Management's Discussion and Analysis's of Financial Condition and Results of Operations and throughout this Form 10-Q should be carefully considered prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual General Meeting of Shareholders on June 22, 2009.  At the Annual General Meeting, the shareholders: (1) re-elected directors James W. Bayley, John P. Cahill, Randee E. Day, William P. Harrington, Gregg L. McNelis, Joseph E. Royce, Peter S. Shaerf and Alexander Smigelski as directors of the Company; and (2) reappointed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the next Annual General Meeting of Shareholders and authorized the Board of Directors, acting through the Audit Committee, to determine the independent registered public accounting firm’s fees.

The following table sets forth the votes cast at the Annual General Meeting of Shareholders on June 22, 2009 with respect to each of the matters described above. Votes below reflect the votes cast by holders of Class A common shares, which are entitled to one vote for each share, and holders of Class B common shares that are entitle to one-half of a vote for each share.

MATTER	FOR	AGAINST	ABSTAIN
Election of James W. Bayley	21,444,986	119,665	70,476
Election of John P. Cahill	21,463,848	99,999	71,280
Re-election of Randy E. Day	21,474,612	90,101	70,414
Re-election of William P. Harrington	21,466,745	97,102	71,280
Re-election of Gregg L. McNelis	21,448,956	115,595	70,576
Re-election of Joseph E. Royce	21,449,737	114,915	70,475
Re-election of Peter S. Shaerf	21,447,041	116,844	71,242
Election of Alexander Smigelski	21,470,685	93,743	70,699
Reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm until the next Annual General Meeting of Shareholders and authorization of the Board of Directors, acting through the Audit Committee, to determine the independent registered public accounting firm's fees.	21,423,521	147,490	64,116

Item 5. Other Information

None.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit Description		Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Memorandum of Association of TBS International Limited		10-Q	000-51368	3.1	8/07/2008
3.2	Amended and Restated Bye-Laws of TBS International Limited		10-Q	000-51368	3.2	8/07/2008
10.1
Guarantee Facility Agreement, dated March 29, 2007, among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp. and The Royal Bank of Scotland plc.

		X
10.2
Loan Agreement, dated January 16, 2008, by and among Bedford Maritime Corp, Brighton Maritime Corp, Hari Maritime Corp, Prospect Navigation Corp, Hancock Navigation Corp, Columbus Maritime Corp and Whitehall Marine Transport Corp. as Borrowers, TBS International Limited as Guarantor, the banks and financial institutions named thereto as Lenders, DVB Group Merchant Bank (Asia) Ltd. as Facility Agent and Security Trustee,  The Governor and Company of the Bank of Ireland as Payment Agent, DVB Bank AG, The Governor and Company of the Bank of Ireland and Natixis as Swap Banks and Mount Washington LLC as Arranger

		X
10.3
Amended and Restated Credit Agreement dated as of March 26, 2008, by and among Albemarle Maritime Corp, Arden Maritime Corp, Avon Maritime Corp, Birnam Maritime Corp, Bristol Maritime Corp, Chester Shipping Corp, Darby Navigation Corp, Dover Maritime Corp, Elrod Shipping Corp, Exeter Shipping Corp, Frankfort Maritime Corp, Glenwood Maritime Corp, Hansen Shipping Corp, Henley Maritime Corp, Hudson Maritime Corp, Montrose Maritime Corp, Oldcastle Shipping Corp, Rector Shipping Corp, Remsen Navigation Corp, Sheffield Maritime Corp, Sherman Maritime Corp, Sterling Shipping Corp, Stratford Shipping Corp, Vernon Maritime Corp, Windsor Maritime Corp, and the other persons named thereto as Borrowers, TBS International Limited as a Guarantor, TBS Shipping Services Inc. as Administrative Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders named thereto, Citibank, N.A. and DVB Group Merchant Bank (Asia) Ltd. as co-Syndication Agents, TD Banknorth, N.A. as Documentation Agent, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager

		X
10.4
Amendment Number 1 and Waiver to Credit Agreement dated March 27, 2009, by and among Albemarle Maritime Corp., Arden Maritime Corp., Avon Maritime Corp., Birnham Maritime Corp., Bristol Maritime Corp., Chester Shipping Corp., Cumberland Navigation Corp., Darby Navigation Corp., Dover Maritime Corp., Elrod Shipping Corp., Exeter Shipping Corp., Frankfort Maritime Corp., Glenwood Maritime Corp., Hansen Shipping Corp., Hartley Navigation Corp., Henley Maritime Corp., Hudson Maritime Corp., Jessup Maritime Corp., Montrose Maritime Corp., Oldcastle Shipping Corp., Quentin Navigation Corp., Rector Shipping Corp., Remsen Navigation Corp., Sheffield Maritime Corp., Sherman Maritime Corp., Sterling Shipping Corp., Stratford Shipping Corp., Vedado Maritime Corp., Vernon Maritime Corp. and Windsor Maritime Corp., TBS International Limited, TBS Shipping Services Inc. Bank of America, N.A., Citibank, N.A., DVB Group Merchant Bank (Asia) Ltd., TD Bank, N.A., Keybank, N.A., Capital One Leverage Finance Corp., Guaranty Bank, Merrill Lynch Commercial Finance Corp., Webster Bank National Association, Comerica Bank and Tristate Capital Bank (Confidential treatment has been requested for portions of this agreement.)

		X
10.5
First Amendment to Loan Agreement dated March 27, 2009, by and among Amoros Maritime Corp., Lancaster Maritime Corp. and Chatham Maritime Corp., TBS International Limited, Sherwood Shipping Corp., and AIG Commercial Equipment Finance, Inc.

		X
10.6	Supplemental Letter to the Loan Agreement dated March 10, 2009, by and among Grainger Maritime Corp., TBS International Limited and Joh. Berenberg, Gossler & Co. KG	X
10.7
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

		X
10.8
Supplemental Agreement relating to the Guarantee Facility Agreement dated March 27, 2009, each among Argyle Maritime Corp., Caton Maritime Corp., Dorchester Maritime Corp., Longwoods Maritime Corp., McHenry Maritime Corp., Sunswyck Maritime Corp., TBS International Limited and The Royal Bank of Scotland plc

		X
10.9	First Amendatory Agreement dated March 23, 2009, by and among Bedford Maritime Corp., Brighton Maritime Corp., Hari Maritime Corp., Prospect Navigation Corp., Hancock Navigation Corp., Columbus Maritime Corp. and Whitehall Marine Transport Corp., TBS International Limited, DVB Group Merchant Bank (Asia) Ltd., The Governor and Company of the Bank of Ireland, DVB Bank SE, Natixis		8-K	000-51368	10.2	4/02/2009
10.10	Supplemental Letter to Loan Agreement dated March 24, 2009, by and among Claremont Shipping Corp., Yorkshire Shipping Corp., TBS International Ltd. and Credit Suisse		8-K	000-51368	10.4	4/02/2009
10.11	Supplemental Letter to the Loan Agreement dated March 2, 2009, by and among Dyker Maritime Corp., TBS International Limited and Commerzbank AG		8-K	000-51368	10.6	4/02/2009
10.12	First Amendatory Agreement dated March 26, 2009, amending and supplementing the Bareboat Charter by and among Adirondack Shipping LLC, TBS International Limited and Fairfax Shipping Corp. dated as of January 24, 2007.		8-K	000-51368	10.9	4/02/2009
10.13	First Amendatory Agreement dated March 26, 2009, amending and supplementing the Bareboat Charter by and among Rushmore Shipping LLC, TBS International Limited and Beckman Shipping Corp. dated as of January 24, 2007		8-K	000-51368	10.10	4/02/2009
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.2	Certification of the Chief Financial and Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
31.3	Certification of the Chief Accounting Officer pursuant to Rule 13a-15(a) and 15d-15(a) of the Securities and Exchange Act, as amended.	X
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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August 2009.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer