Form 10-Q
period 2009-09-30
TBS INTERNATIONAL LTD
filed 2009-11-09
CIK 1065648

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
or
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

As of November 6, 2009, the registrant had outstanding 17,513,371 Class A common shares, par value $0.01 per share, and 12,390,461 Class B common shares, par value $0.01 per share.

TBS INTERNATIONAL LIMITED
Form 10-Q For the Quarterly Period Ended September 30, 2009

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
 TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value per share)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,401	$131,150
Restricted cash	12,675
Charter hire receivable, net of allowance of $500 in 2009 and 2008	30,918	45,786
Fuel and other inventories	13,859	12,079
Prepaid expenses and other current assets	8,246	10,722
Advances to affiliates	1,238	6,402
Total current assets	113,337	206,139
Fixed assets, net	798,634	808,706
Goodwill	8,426	8,426
Other assets and deferred charges	21,069	18,414

Total assets	$941,466	$1,041,685

Liabilities and Shareholders' Equity
Current liabilities
Debt (Note 1 and 8)	$341,247	$56,945
Accounts payable and accrued expenses	41,091	41,602
Voyages in progress	284	3,268
Advances from affiliates	271	13
Total current liabilities	382,893	101,828

Debt, long-term portion (Note 8)		326,129
Other liabilities	12,402	15,432
Total liabilities	395,295	443,389

COMMITMENTS AND CONTINGENCIES (Note 12)

Shareholders' equity
Common shares, Class A, $.01 par value, 75,000,000 authorized, 17,531,996 shares issued and 17,513,371 shares outstanding in 2009 and 17, 519,496 shares issued and 17,509,496 outstanding in 2008	175	175
Common shares, Class B, $.01 par value, 30,000,000 authorized, 12,390,461 shares issued and outstanding in 2009 and 2008	124	124
Warrants	21	21
Additional paid-in capital	187,664	186,683
Accumulated other comprehensive (loss)	(10,415)	(13,727)
Retained earnings	369,069	425,409
Less: Treasury stock (18,625 shares, at cost)	(467)	(389)
Total shareholders' equity	546,171	598,296
Total liabilities and shareholders' equity	$941,466	$1,041,685

The accompanying notes are an integral part of these consolidated financial statements

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts and outstanding shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Voyage revenue	$57,163	$161,397	$181,417	$388,253
Time charter revenue	15,972	19,308	34,311	77,292
Logistics revenue	1,014	2,045	1,550	5,288
Other revenue	183	572	448	1,012
Total revenue	74,332	183,322	217,726	471,845
Operating expenses
Voyage	25,505	52,882	81,818	126,731
Logistics	754	1,726	1,175	4,417
Vessel	28,502	30,759	82,001	78,508
Depreciation and amortization of vessels and other fixed assets	23,747	19,980	70,069	49,988
General and administrative	9,086	14,121	26,121	41,184
Total operating expenses	87,594	119,468	261,184	300,828
(Loss) income from operations	(13,262)	63,854	(43,458)	171,017
Other (expenses) and income
Interest expense	(4,863)	(5,041)	(12,840)	(12,318)
Loss on extinguishment of debt				(2,318)
Interest and other income (expense)	(14)	330	(42)	781
Total other (expenses) and income, net	(4,877)	(4,711)	(12,882)	(13,855)

Net (loss) income	$(18,139)	$59,143	$(56,340)	$157,162

Earnings per share
Net (loss) income per common share
Basic and Diluted	$(0.61)	$1.96	$(1.89)	$5.40

Weighted average common shares outstanding
Basic and Diluted	29,863,460	30,104,863	29,836,239	28,980,101

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(56,340)	$157,162
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	70,069	49,988
Loss on change in value of interest swap contract	282	234
Amortization and write-off of deferred financing costs	1,889	3,342
Non cash stock based compensation	981	1,949
Drydocking expenditures	(10,544)	(9,138)
Loss in joint venture		(226)
Changes in operating assets and liabilities
Decrease (increase) in charter hire receivable	14,868	(26,711)
(Increase) in fuel and other inventories	(1,780)	(6,873)
Decrease (increase) in prepaid expenses and other current assets	2,476	(2,122)
(Increase) in other assets and deferred charges	(776)	(3,973)
(Decrease) increase in accounts payable and accrued expenses	(511)	7,612
(Decrease) increase in voyages in progress	(2,984)	4,381
Increase (decrease) in advances from/to affiliates, net	5,422	(2,993)
Net cash provided by operating activities	23,052	172,632

Cash flows from investing activities

Vessel acquisitions / capital improvement costs / vessel construction in progress payments	(49,453)	(356,304)
Restricted cash to fund 2009 new vessel payments	(20,000)
Decrease in restricted cash for new vessel payments	7,325
Deposit for vessel purchases		(4,120)
Investment in joint venture	(366)
Return of dividend from joint venture		100
Repayment of loan made from joint venture		760
Net cash (used) by investing activities	(62,494)	(359,564)
Cash flows from financing activities
Proceeds from issuance of shares in secondary public offering, net of offering costs		95,739
Repayment of debt principal	(61,002)	(162,636)
Proceeds from debt	19,175	318,000
Payment of deferred financing and leasing costs	(3,402)	(4,688)
Acquisition of treasury stock	(78)
Net cash provided by (used in) financing activities	(45,307)	246,415

Net increase (decrease) in cash and cash equivalents	(84,749)	59,483
Cash and cash equivalents beginning of period	131,150	30,498
Cash and cash equivalents end of period	$46,401	$89,981
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18,314	$10,207

The accompanying notes are an integral part of these consolidated financial statements.

TBS INTERNATIONAL LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except shares)
(unaudited)

									Accumulated
									Other Com-
							Additional		prehensive
	Common Shares		Treasury Stocks		Warrants		Paid-in	Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance at December 31, 2008	29,909,957	299	10,000	(389)	311,903	21	186,683	425,409	(13,727)	$598,296
Net loss								(56,340)		(56,340)
Unrealized gain on cash flow hedges									3,312	3,312
Comprehensive income										(53,028)
Stock based compensation	12,500						981			981
Treasury stock			8,625	(78)						(78)

Balance at September 30, 2009	29,922,457	$299	18,625	$(467)	311,903	$21	$187,664	$369,069	$(10,415)	$546,171

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Basis of Presentation

    TBS International Limited ("TBSI") and its subsidiaries (the "Company", "we" or "our") are engaged in the ocean transportation of dry cargo offering shipping solutions through liner, parcel, bulk and services.  Substantially all related corporations of TBSI are foreign corporations and conduct their business operations worldwide.  The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  These consolidated interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

    The Company's board of directors has unanimously approved, and is submitting to our shareholders, a proposal that would result in our shareholders holding shares in TBS International plc, an Irish company, rather than TBS International Limited, a Bermuda company.  Later this year, our shareholders will be asked to vote in favor of completing the reorganization at a shareholders meeting.  If conditions are satisfied, including approval by the Company's shareholders and the Supreme Court of Bermuda, TBS International plc will replace TBS International Ltd. as the ultimate parent company for the Company's operations.

    Accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants and, in either case, it is probable that the covenant violation will not be cured within the next twelve months.  At September 30, 2009, although the Company was in compliance with all modified additional covenants and the debt is not currently callable by the lenders, the Company would have been in violation of the previously effective minimum consolidated fixed charge coverage ratio and the maximum consolidated leverage ratio.  Based on current internal projections, the Company anticipates that it will not meet certain of the restated covenant requirement during the next twelve months.  Accordingly, long-term loans are classified as a current liability in the consolidated balance sheet at September 30, 2009.  As further discussed in Note 8 – Financing, the Company is in the process of both seeking financing to repay most of its credit facilities and discussing permanent and / or temporary modifications of the financial covenants on any credit facilities not being repaid.  Assuming the Company is successful in completing the financing and / or modifications, the Company expects to reclassify the long-term portion of outstanding debt as such on the consolidated balance sheet.  The Company cannot give any assurance that it will be able to obtain the financing and  / or covenant modifications, which would have a material adverse effect on its business, operations, financial condition and liquidity and would raise substantial doubt about its ability to continue as a going concern at that time.

Note 2 — New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC), The Codification and the Hierarchy of Generally Accepted Accounting Principles Topic ASC 105-10.  The Company implemented the guidance in the third quarter of 2009 which stipulates the Codification as the authoritative version of the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP).  The statement is effective for interim and annual periods ending after September 15, 2009.  The Company updated its references to GAAP in its consolidated financial statements issued for the period ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Adopted

    In May 2009, the FASB issued guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an impact on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

In April 2009, the FASB issued updated guidance on interim disclosures about the fair value of financial instruments effective for interim periods ending after June 15, 2009.  The guidance, which is outlined in ASC Topic 825 – Financial Instruments, did not have an impact on our consolidated financial statements.

    On January 1, 2009, the Company adopted changes issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities and should be included in the computation of earnings per share using the two-class method.  The guidance, which is outlined in ASC Topic 260  – Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should use the two-class method of computing earnings per share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested stock, consisting of time-vested restricted shares, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The adoption of the provisions did not have a material impact on the Company’s previously issued consolidated financial statements.

    On January 1, 2009, the Company adopted changes issued by the FASB on accounting and reporting standards for entities with an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The guidance, which is outlined in ASC Topic 810 – Consolidation is effective for fiscal years and interim periods beginning after December 15, 2008.  The changes improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The guidance requires:  ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; consolidated net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a  deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.  Adoption of these changes had no impact on our consolidated financial statements as all consolidated subsidiaries are wholly owned.

On January 1, 2009, the Company adopted changes issued by the FASB on accounting for business combinations.  The guidance, which is outlined in ASC Topic 805 – Business Combinations, applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The changes, while retaining the fundamental requirements of accounting for business combinations, require that the purchase method be used for all business combinations.  The guidance establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase.  It further sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination.  Adoption of this guidance did not have an impact on our consolidated financial statements.

As of January 1, 2009, the Company adopted changes issued by the FASB on fair value accounting and reporting relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements.  The Company has previously adopted as of January 1, 2008, changes issued by the FASB on fair value accounting and reporting of financial assets and liabilities.  The guidance, which is outlined in ASC Topic 820 –  Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements about fair value measurement.  The guidance applies to other accounting standards that require or permit fair value measurements and indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  Fair value is defined in the guidance as based upon an exit price model.  Adoption of these changes did not have an impact on our consolidated financial statements.

Starting with the consolidated financial statements for the first quarter of 2008, the Company adopted changes issued by the FASB on disclosures about derivative instruments and hedging activities.  The changes enhance disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance, which is outlined in ASC Topic 815 – Derivatives and Hedging, was effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  Adoption of these changes had no impact on our consolidated financial statements other than additional disclosures made in our notes to the consolidated financial statements.

Issued

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company is currently evaluating the potential impact to the consolidated financial statements of these changes, which become effective for the Company on October 1, 2009.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective January 1, 2010, and the Company is currently evaluating the potential impact of these changes on our consolidated financial statements.

Note 3 — Fuel and Other Inventories

    Fuel and other inventories consist of the following (in thousands):

	September 30,	December 31,
Description	2009	2008
Fuel	$8,084	$7,081
Lubricating oil	4,898	4,356
Other	877	642
TOTAL	$13,859	$12,079

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

Note 5 — Fixed Assets

    Fixed assets consist of the following (in thousands):

Description	September 30, 2009	December 31, 2008
Vessels	$717,535	$677,901
Vessel improvements and other equipment	159,931	140,738
Deferred drydocking costs	26,268	15,724
Vessel construction in process	114,883	126,024
Other fixed assets	18,746	16,979
	1,037,363	977,366
Less accumulated depreciation and amortization	(238,729)	(168,660)
	$798,634	$808,706

In February 2007, the Company entered into individual contracts, through six wholly owned subsidiaries, with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd. ("Shipyard") to build six newly designed 34,000 dwt multipurpose tweendecker vessels with retractable tweendecks at an original contract purchase price of $35.4 million per vessel.  The vessels were designated as Hull numbers NYHS200720 through NYHS200725.  One vessel the Rockaway Belle formerly Hull No. NYHS200720 was delivered in September 2009.  Another vessel, the Dakota Princess formerly Hull No NYHS200721 was launched in May 2009 and is tentatively scheduled to be delivered during the first quarter of 2010.  Based on delays at the shipyard the anticipated delivery of the remaining vessels have been pushed back an average of seven months.  Accordingly, the anticipated delivery dates of the remaining four vessels were changed from one vessel during each quarter of 2010 to two vessels anticipated to be delivered in 2010 and two vessels to be delivered in 2011.  We are working with the shipyard in effort to keep as close as possible to the original scheduled delivery dates.

Upon delivery of the Rockaway Belle, the Company transferred $39.6 million representing the purchase price, capitalized interest, design and other costs from vessel construction in progress to vessels.  As of September 30, 2009, the Company made cumulative payments of $98.4 million to the shipyard toward the purchase of the five remaining newbuild vessels.  The Company also made payments of $3.2 million on those five vessels for design, supervisory and other costs.

The Company capitalizes interest expense and deferred finance costs incurred in financing the construction of the vessels as part of the vessels cost.  For the three and nine months ended September 30, 2009 approximately $1.9 million and $6.3 million, respectively, of interest incurred was capitalized.  The Company also capitalized financing costs, principally loan origination and bank guarantee fees of $3.0 million associated with The Royal Bank of Scotland new vessel building credit facility including $1.0 million of capitalized finance cost incurred in connection with the March 2009 loan modification.

Note 6 — Valuation of Long-Lived Assets and Goodwill

We perform tests for impairment of long-lived assets whenever events or circumstances, such as significant changes in charter rates or vessel valuations, suggest that long-lived assets may not be recoverable.  An analysis of long-lived assets differs from our goodwill analysis in that impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the assets we are testing for impairment.  If the forecasted cash flows from long-lived assets are less than the carrying value of such assets, then we must write down the carrying value to its estimated fair value.  Forecasting future cash flows involves the use of significant estimates and assumptions.  Due to the economic climate, the decline in the spot shipping rates that occurred in the fourth quarter of 2008 and the decline in our market capitalization, we concluded that there was a possible indication of impairment of long-lived assets at December 31, 2008 and accordingly an analysis was prepared.  The cash flow period was based on the remaining lives of the vessels which range from 4 to 30 years.  Revenue and expense assumptions used in the cash flow projections are consistent with internal projections and reflected our economic outlook.  As of the December 31, 2008 analysis, there was no impairment of long-lived assets.  During the nine month period ended September 30, 2009, we continued to monitor the overall shipping market including freight and charter rates.  Based on our observations it is our belief that the assumptions used in our December 31, 2008 impairment analysis, are still applicable, and there have not been any significant changes in events or circumstances.  Consequently we have concluded that our analysis does not require updating and that there is no impairment to our fleet at September 30, 2009.  Future events or circumstances, which could require us to perform updated tests for impairment, may cause us to conclude that impairment of our fleet exists.

The provisions of FASB ASC Topic 350 – Intangible – Goodwill and Other   requires an annual impairment test be performed on goodwill.  We perform our annual impairment analysis of goodwill on May 31st of each year, or more often if there are indicators of impairment present.  The first of two steps require us to compare the reporting unit’s carrying value of net assets to their fair value.  If the fair value exceeds the carrying value, goodwill is considered not impaired and we are not required to perform further testing.  If the carrying value of the net assets exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then we are required to record an impairment loss equal to the difference.

Determining the reporting unit’s fair value involves the use of significant estimates and assumptions.  The reporting unit consists of the companies acquired in connection with the initial public offering that created the goodwill of $8.4 million.  We estimate the fair value using income and market approaches through the application of discounted cash flow.  We performed our annual analysis at May 31, 2009 by:  (a) updating our 2009 budgeted cash flow based on actual results, (b) updating our forecast for years 2010 through 2013 based on changes made to our 2009 cash flow estimates, (c) updating our estimates of the weighted-average cost of capital.  During the three months ended September 30, 2009, there were no changes in circumstances that necessitated goodwill impairment testing.  Based on our review, there was no impairment of goodwill at September 30, 2009.

Note 7 — Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

	September 30,	December 31,
Description	2009	2008
Accounts payable and accrued expenses - vessel	$21,616	$29,082
Accounts payable and accrued expenses - voyage	18,578	11,126
Accrued expenses - General administrative	897	1,394
Total	$41,091	$41,602

Note 8 — Financing

The Company's outstanding debt balances consist of the following (in thousands)

	Interest Rate at September 30, 2009	September 30, 2009		December 31, 2008

Bank of America term credit facility,
expires December 31, 2011	4.28%		$76,000	$95,000
Bank of America revolving credit facility,
expires March 26, 2012	4.30% & 4.32%		75,000	75,000
The Royal Bank of Scotland credit facility,
new vessel buildings, expires December 2015	3.78%		93,758	75,000
Credit Suisse credit facility,
expires December 12, 2017 and February 19, 2018	3.05% & 3.18%		28,750	31,750
DVB Group Merchant Bank (Asia) Ltd credit facility,
expires January 23, 2013	4.50%		35,864	60,324
AIG Commercial Equipment Finance, Inc. credit facility,
expires April 1, 2012	7.00%		19,250	29,750
Commerzbank AG credit facility,
expires June 2, 2011	3.60%		4,500	6,500
Berenberg Bank credit facility,
expires June 19, 2012	3.31%		8,125	9,750
Total			$341,247	$383,074
Less: Current Portion			(341,247)	(56,945)
Long Term Portion		$		$326,129

    The table below illustrates our payment obligations due according to the original agreements.  The long-term portion of the debt obligations on the below table have not been reclassified to current debt.

2009 (October 1, 2009 through December 31, 2009)	$
2010		73,479
2011		72,533
2012		103,908
2013		15,959
Thereafter		75,368
		$341,247

Debt Reclassification

    Generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  At September 30, 2009, although the Company was in compliance with all modified additional covenants and the debt is not currently callable by the lenders, the Company would have been in violation of the previously effective minimum consolidated fixed charge coverage ratio and the maximum consolidate leverage ratio.  Based on current internal projections, the Company anticipates that it will not meet certain of the reinstated covenant requirements during the next twelve months.  Accordingly, long-term loans are classified as a current liability in the consolidated balance sheet at September 30, 2009.  The Company is in the process of both seeking financing to repay most of its credit facilities and discussing permanent and / or temporary modifications of the financial covenants on any credit facilities not being repaid.   The Company expects that in conjunction with refinancing or modifications of any of its credit facilities, amounts that may be borrowed under such credit facilities may be reduced.  If and when the Company is able to obtain such financing and / or modifications, the Company expects to reclassify its long-term portion of outstanding debt as such on the consolidated balance sheet.

March 2009 Loan Modifications

In March 2009, the Company finalized negotiations with all of its creditors to obtain waivers of the collateral coverage requirements and other financial covenants such as leverage, fixed interest coverage ratios and minimum net worth and cash balance requirements through the fourth quarter of 2009.   The lenders agreed to waive the original financial covenants through January 1, 2010, at that will be reinstated, provided the company is in compliance with two additional covenants during the period.  The two additional covenants require (1) an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.35 to 1.00 and 1.75 to 1.00 at the end of the third and fourth quarters of 2009, respectively, and (2) minimum end of month cash balance of not less than $40.0 million.  The Company was in compliance with the two additional covenants for the period ending September 30, 2009; however, based on current internal projections the Company anticipates that it will not meet the reinstated covenant requirements in 2010.  As discussed above, at September 30, 2009, while the Company was in compliance with the two additional covenants, the Company would not have been in compliance with two of the previously-effective original financial covenants.

In connection with the modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  The interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc. credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  The Company is required under the amended Bank of America and The Royal Bank of Scotland Credit Facilities to maintain an average monthly cash balance of $15 million and $10 million, respectively that is counted toward the $40.0 million end of month cash balance requirement.  The Company was also required under the amended The Royal Bank of Scotland Credit Facility to deposit $20.0 million, which represents the portion of payments due to the shipyard during 2009 that are not funded by The Royal Bank of Scotland Credit Facility and is recorded as restricted cash on the consolidated balance sheet.  During the third quarter of 2009, payments of approximately $2.5 million were made to the shipyard which reduced the balance in restricted cash from $15.2 million to $12.7 million at September 30, 2009.  Cash held in restricted cash account is not counted toward the $40.0 million end of month cash balance requirement.  In connection with the loan modifications the Company incurred total financing costs of $4.0 million, including $1.0 million for The Royal Bank of Scotland Credit Facility.

Bank of America Credit Facility

On March 26, 2008, the Company, through its subsidiaries, entered into a credit agreement to amend and restate the existing Bank of America Credit Facility ("BA Credit Facility").  The amendment increased the total syndicated BA Credit Facility to $267.5 million from $160 million, increasing both the loan facility ("BA Term Credit Facility") and the revolving credit facility ("BA Revolving Credit Facility").  The BA Term Credit Facility was increased to $142.5 million from $80 million and the BA Revolving Credit Facility was increased to $125 million from $80 million.  In connection with the March 27, 2009 modification of the Bank of America Credit Facility, the amount available under the Bank of America Revolving Credit Facility was reduced from $125.0 million to $85.0 million.  At September 30, 2009, $75 million was outstanding under the BA Revolving Credit Facility.  The March 27, 2009 loan modification requires the Company maintain to minimum average monthly cash balance of $15.0 million with Bank of America, which is part of the $40.0 million minimum average cash balance required to be maintained under the additional covenants.

The BA Term Credit Facility is repayable over four years in 15 quarterly installments of $9.5 million with the last installment due December 31, 2011.  At September 30, 2009 the Company had $9.5 million remaining from a prepayment made during the first quarter of 2009 in connection with the loan modification covering the December 2009 installment.  The BA Revolving Credit Facility is due March 26, 2012.  The Company has the option of selecting interest on the BA Credit Facility at the 30-day, 60-day, or 90-day Eurodollar LIBOR rate or the Base rate, each as defined in the credit agreement.  Interest is at the index rate selected by the Company plus a loan margin rate based on the Company’s consolidated leverage ratio.  After March 13, 2009, the loan margin increased pursuant to the terms of the March 27, 2009 loan modification to 4.0% if the Company’s quarter-end consolidated leverage ratio is less than 6.00 to 1.00 and 5.25% if the consolidated leverage ratio is 6.00 to 1.00 or higher.

In connection with the March 26, 2008 amendment and restatement of the Bank of America Credit Facility, the Company incurred deferred financing costs of $2.4 million.  Applying the guidance of FASB ASC Topic 470, (Debt, 50-40-6 through 40-12), which is applicable to the BA Term Credit Facility, and FASB ASC Topic 470-50 which is applicable to the BA Revolving Credit Facility, $2.3 million of unamortized financing costs, previously incurred on the credit facility prior to the amendment, was charged to consolidated income during the first quarter of 2008 and reported under the caption "Loss on extinguishment of debt".  The $2.4 million incurred as a result of the March 2008 amendment and restatement of the Bank of America Credit Facility is being amortized over the term of the BA Credit Facility.  In connection with the March 2009 loan modification the Company incurred additional finance cost of $2.4 million, which is being amortized over the remaining term of the BA Credit Facility, and charged to income from operations as interest expense, approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility.

The BA Credit Facility is collateralized primarily by 30 of our vessels having a net book value at September 30, 2009 of $398.6 million, as well as by TBSI’s equity interests in the subsidiaries that own the vessels.  In connection with the March 27, 2009 loan modification, five vessels were added as additional collateral to the BA Credit Facility, which increased the number of vessels collateralizing the credit facility from 25 to 30 vessels.  Each subsidiary of TBSI with an ownership interest in the collateralized vessels has provided an unconditional guaranty and pledged any insurance proceeds received related to the vessels.  The BA Credit Facility is guaranteed by TBSI and other non-borrowing subsidiaries.

The BA Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens; pay dividends under certain circumstances; enter into transactions with affiliates, merge, consolidate, or dispose of assets; and change the nature of its business.  The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  As described in "Loan Modifications" above the Company obtained a waiver of the collateral coverage requirement and other financial covenants.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

The Royal Bank of Scotland Credit Facility - New Vessel Buildings

On March 29, 2007, the Company, through six wholly owned subsidiaries, entered into a credit agreement with a syndicate of lenders led by The Royal Bank of Scotland plc for a $150.0 million term loan credit facility (the "RBS Credit Facility") to finance the building and purchase of six new Multi-Purpose vessels with retractable tweendecks.  On March 27, 2009, the Company agreed to a modification of the RBS Credit Facility that reduced the collateral coverage requirements and waived the financial covenants through January 1, 2010.  In connection with the loan modification, the loan interest margin and commitment fee increased and the Company is required to keep minimum cash balances with The Royal Bank of Scotland.  Originally payments toward each vessel were scheduled to be made in $5 million installments based on the completion of five milestones.  The five milestones were (1) contract signing, (2) steel cutting (3) keel laying (4) launching and (5) delivery.  The RBS Credit Facility was therefore made up of six $25.0 million individual term loans.  However, based on the modification construction advances made during the covenant waiver period are subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as  the  ship in construction.  Therefore, the milestone payment would be reduced from $5 million to an amount adjusted based on the delivery value of the vessel.  The loans for the remaining four vessels are available through April 30, 2010, August 31, 2010, June 30, 2010 and October 31, 2010, or such later date as agreed upon by the lenders.

At September 30, 2009 the Company had $24.6 million outstanding under the RBS Credit Facility, which was collateralized by the Rockaway Belle, and the following draw downs made with respect to building milestones;

•	$ 19.6 million drawn down on the contract signing, steel cutting keel laying and launch of Hull No NYHS20721 (M/V Dakota Princess);
•	$ 15.0 million drawn down on the contract signing, steel cutting, keel laying of Hull No NYHS20722 (M/V Montauk Maiden);
•	$ 10.0 million drawn down on the contract signing, steel cutting of Hull No NYHS200723;
•	$ 14.6 million drawn down on the contract signing, steel cutting, keel laying of Hull No NYHS200724, and
•	$ 10.0 million drawn down on the contract signing, steel cutting of Hull No NYHS200725.

 The RBS Credit Facility is collateralized by the respective shipbuilding contracts while the vessels are under construction and after delivery of the respective vessel by Preferred Ship Mortgages (as defined in the loan agreement) on the new vessels and assignment of freight revenue and insurance.  At September 30, 2009, the newly delivered vessel Rockaway Belle had a net book value of approximately $39.6 million.  TBSI guarantees the obligations of the borrowing subsidiaries under the RBS Credit Facility.

Under the loan modification, the loan margin increased to LIBOR plus a margin of 3.50% from a margin of 1.75% prior to the drawdown of the advance at the time of delivery.  The loan margin after the delivery advance is drawn down was not changed from LIBOR plus a margin of 1.50%.  Interest is payable either monthly, quarterly or semi-annually depending on the interest period selected by the Company.  Each of the loans made under the RBS Credit Facility were originally payable in 40 quarterly installments of $0.4 million beginning three months after the drawdown of the delivery advance with a final payment of $8.3 million due when the last quarterly payment is made.  The repayment term of each of the loans was reduced under the March 27, 2009 loan modification from 40 quarterly installments to 20 quarterly installments.  The quarterly installments of $0.4 million on each of the loans remained unchanged; however the final payment due was increased from $8.3 million to $16.6 million.  If the delivery advance is not advanced in full, the repayment installments will be reduced pro-rata.  In September 2009, the Company made a prepayment of $0.4 million covering the December 2009 quarterly installment due on the Rockaway Belle.  The loan modification requires the Company to maintain a minimum average monthly cash balance of $10.0 million, which is part of the $40.0 million minimum cash balance that is required under the modified covenants.  The Company was also required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay the Company’s portion of the 2009 installment payments due under the shipbuilding contracts.  The amount on deposit with RBS is not considered part of the $40.0 million end of month minimum cash balance required to be maintained.  The restricted cash balance decreases as payments are made to the shipyard in 2009.  For the three months ended September 30, 2009 we made payments to the shipyard of approximately $2.5 million.  For the nine months ended September 30, 2009, we made total payments to the shipyard of approximately $7.3 million out of restricted cash.  At September 30, 2009 the remaining balance of $12.7 million is recorded as restricted cash on the consolidated balance sheet.

    The RBS Credit Facility agreement contains certain financial and non-financial covenants.  The non-financial covenants include customary restrictions on the borrowing subsidiaries' ability to incur indebtedness or grant liens, enter into transactions with affiliates, merge, consolidate, or dispose of assets, change the nature of their business and materially amend or fail to enforce the shipbuilding contracts with China Communications Construction Company Ltd. and Nantong Yahua Shipbuilding Group Co., Ltd.  The borrowing subsidiaries are also required to, among other things, maintain the vessels when delivered, comply with all applicable laws, keep proper books and records, preserve their corporate existence, maintain insurance and pay taxes in a timely manner.  Further, the fair market value of the vessels subject to the mortgage must be at least 125% of the outstanding loan amount.  The financial covenants require that the Company maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In connection with the loan modification the Company obtained a waiver of the financial covenants through January 1, 2010 and a reduction of the collateral coverage requirement, which was reduced from 125% to 100% during the waiver period.  TBSI as Guarantor, as defined in the loan agreement, is restricted from paying dividends or making other distributions that would:  (1) result in a default of the RBS Credit Facility, (2) exceed 50% of consolidated net income for the fiscal year the dividend or distributions are made or (3) cause the Company to be out of compliance with the minimum consolidated fixed charge coverage ratio and the maximum consolidate leverage ratio as defined in the loan agreement.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the loan modification.  See above section, "Loan Modifications".

     Concurrent with the TBSI's subsidiaries entering into the RBS Credit Facility, the borrowing subsidiaries entered into an agreement ("Guarantee Facility") to have The Royal Bank of Scotland plc guarantee payments due under the shipbuilding contracts. Under the Guarantee Facility, The Royal Bank of Scotland plc has agreed to guarantee the second, third, and fourth installments due by the borrowing subsidiaries under their respective shipbuilding contracts. The Guarantee Facility provides for a guarantee of up to $14.0 million for each borrower subsidiary for an aggregate guarantee of $84.0 million. The Guarantee Facility for each borrower subsidiary expires twelve months after the rescheduled anticipated delivery date of the respective vessel.  The Company guarantees the obligations of the borrower subsidiary under the Guarantee Facility.

As of September 30, 2009, the Company capitalized interest and, finance cost, including loan origination and bank guarantee fees of $9.4 million and $3.0 million, respectively on the Royal Bank of Scotland Credit Facility.

Credit Suisse Term Loan Facility

On December 7, 2007, the Company, through two of its subsidiaries, entered into a credit agreement with Credit Suisse for a $40.0 million term loan credit facility (the "CS Credit Facility") to replenish working capital used to purchase the Arapaho Belle and Oneida Princess.  The loan was fully drawn down shortly after the delivery of the Oneida Princess on February 19, 2008.  On March 24, 2009, the Company agreed to a modification of the CS Credit Facility that waived the financial covenants through January 1, 2010.

The CS Credit Facility is repayable over ten years in quarterly installments of $1.5 million for the first eight quarters and $0.9 million for the remaining 32 quarters.  At September 30, 2009 the Company had $1.5 million remaining from a prepayment made during the first quarter of 2009 in connection with the loan modification covering the December 2009 installment.  The loan modification increased the loan margin to LIBOR plus 2.75%.

During 2008, the Company incurred financing costs of $0.5 million that are being deferred and amortized over the term of the CS Credit Facility.  The CS Credit Facility is collateralized primarily by the two vessels, which had a net book value at September 30, 2009 of $59.8 million, and a pledge of any insurance proceeds received related to the vessels.  The CS Credit Facility is guaranteed by TBSI.  Under the loan modification the Company incurred additional deferred finance cost in the first quarter of 2009 of $0.1 million, which is being amortized over the remaining term of the CS Credit Facility.

The CS Credit Facility agreement contains certain financial and non-financial covenants. The non-financial covenants include customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of its business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits. We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  The CS Credit Facility requires minimum collateral coverage, restricts the payment of dividends and the amount of leverage, investment and capital expenditures without consent of the lender.  In addition, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.  As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants provided that the additional financial covenants are met.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

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

The loan is repayable over five years in quarterly installments of $4.9 million for the first ten quarters and $2.6 million for the remaining ten quarters.  At September 30, 2009, the Company had $9.8 million remaining from a prepayment a made during the first quarter of 2009 in connection with the loan modification covering the October 2009 and January 2010 quarterly installments.  Interest which was at LIBOR plus 2.50% was increased to LIBOR plus 4.00%.  Interest is payable quarterly in arrears.

During 2008, the Company incurred financing costs of $1.3 million that are being deferred and amortized over the term of the DVB Credit Facility.  Under the loan modifications the Company incurred additional deferred finance cost of $0.2 million in the first quarter of 2009 that is being amortized over the remaining term of the DVB Credit Facility.

The DVB Credit Facility is collateralized primarily by the seven vessels, which had a net book value at September 30, 2009 of $36.5 million, and a pledge of any insurance proceeds received related to the vessels.  The DVB Credit Facility is guaranteed by TBSI.

The DVB Credit Facility agreement contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in "Loan Modifications" above the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  Non-financial covenants include, among other covenants, compliance with maritime laws and regulations, maintenance of the vessels consistent with first-class ship ownership and management practice, keep appropriate accounting records and maintain adequate insurance.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

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

The AIG Credit Facility is repayable over four years in quarterly installments of $2.6 million for the first eight quarters and $1.75 million for the remaining eight quarters.  At September 30, 2009, the Company had $2.6 million remaining from a prepayment made during the first quarter of 2009 in connection with the loan modification covering the October 2009 quarterly installment.  In connection with the loan modification interest, which was at LIBOR plus an interest margin of 1.75% with an interest rate floor of 5.0%, was changed to LIBOR plus an interest margin of 3.50% with an interest rate floor of 7.0%.

Upon the Company’s first borrowing under the AIG Credit Facility the Company incurred financing costs of $0.5 million that are being deferred and amortized over the term of the AIG Credit Facility. Under the March 27, 2009 loan modifications the Company incurred additional finance cost of $0.3 million that is being amortized over the remaining term of the AIG Credit Facility.

 The AIG Credit Facility was collateralized primarily by four vessels, including the Zia Belle which was added as collateral in connection with the loan modification.  Collateralized vessels had a net book value at September 30, 2009 of $83.9 million.  The AIG Credit Facility is also collateralized with a pledge of any insurance proceeds received related to the vessels and a guarantee from TBSI.

The AIG Credit Facility agreement contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in the above "Loan Modifications" section the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other covenants, to maintain the vessels, comply with applicable laws, maintain proper books and records preserve its corporate existence and maintain adequate insurance.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

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

The Commerzbank AG Loan is repayable over three years in 12 quarterly installments.  Payments are $1.5 million for the first four installments, followed by six installment payments of $1.0 million and $0.25 million for the remaining two installments.  At September 30, 2009, the Company had $1.0 million remaining from a prepayment made during the first quarter of 2009 in connection with the loan modification for the December 2009 quarterly installment.  The loan modification increased the loan's interest rate, which was at LIBOR plus an interest margin of 1.50%, to LIBOR plus an interest margin of 3.00% during the waiver period.

The Company incurred financing costs of $0.1 million that are being amortized over the term of the Commerzbank AG Loan.  The Commerzbank AG Loan is collateralized by the vessel Caribe Maiden, which had a net book value of $23.1 million at September 30, 2009, and assignment of freight and insurance proceeds.

The Commerzbank AG Loan contains certain financial and non-financial covenants.  The financial covenants require that we maintain certain fixed charge and leverage ratios, minimum cash and cash equivalent balances and collateral coverage, and tangible net worth within defined limits.  As described in "Loan Modifications" above the Company obtained a waiver of the financial covenants and collateral coverage requirements provided that the additional financial covenants are met.  The non-financial covenants require the Company, among other things to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At September 30, 2009, the Company was in compliance with the additional financial covenants under the modified credit facility.

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

The Berenberg Bank Loan is repayable over four years in 16 consecutive quarterly installments of approximately $0.8 million each.  At September 30, 2009, the Company had $0.8 million remaining from a prepayment made during the first quarter of 2009 in connection with the loan modification covering the December 2009 quarterly installment.  The loan modification increased the applicable rate of interest, which was at LIBOR plus an interest margin of 1.70%, to LIBOR plus an interest margin of 3.00% effective May 1, 2009.

The Company incurred financing costs of $0.2 million that are being deferred and amortized over the term of the Berenberg Bank Loan.  The Berenberg Bank Loan is collateralized by the vessel, Ottawa Princess, which had a net book value of $24.0 million at September 30, 2009 and assignment of freight and insurance proceeds.

The Berenberg Bank Loan agreement contains a collateral coverage requirement and non-financial covenants. The collateral coverage was waived by the bank.  The non-financial covenants require the Company, among other covenants, to maintain the vessel, comply with applicable laws, preserve its corporate existence and maintain adequate insurance.  At September 30, 2009 the Company was in compliance with all covenants.

Note 9 — Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Currently, the only risk managed by using derivative instruments is interest rate risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings. ASC Topic 815- Derivative and Hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company designates and accounts for its interest rate swap contracts as cash flow hedges in accordance with ASC Subtopic 815-30 Cash Flow Hedges.

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

As of September 30, 2009, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $201.1 million.  Interest rate contracts have fixed interest rates ranging from 2.92% to 5.24%, with a weighted average rate of 3.78%.  Interest rate contracts having a notional amount of $131.1 million at September 30, 2009, decrease as principal payments on the respective debt are made.  Information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the consolidated income statements is shown below (in thousands):

		Liability Derivatives
		September 30, 2009		December 31, 2008
		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

	Interest rate contracts	Other liabilities	$11,103	Other liabilities	$13,727

Derivatives not designated as hedging instruments

	Interest rate contracts	Other liabilities	1,299	Other liabilities	1,705
Total derivatives			$12,402		$15,432

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	September 30, 2009	December 31, 2008

Interest rate contracts	$10,415	$13,727

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	2009	2008	2009	2008

Derivatives Not Designated as Hedging Instruments

Interest rate contracts	Interest expense	$550	$(153)	$407	$(234)

Ineffective Portion of Derivatives Designated as Hedging Instruments

Interest rate contracts	Interest expense	(125)		(689)
		$425	$(153)	$(282)	$(234)

 A deferred starting interest rate contract, which starts December 29, 2014 and continues through December 29, 2019,  for the notional amount of $20.0 million of debt, is callable at the bank’s option at anytime during the contract.  Accordingly, changes to the value of the swap contract do not qualify for hedge accounting treatment and are included as a component of interest expense in the consolidated statement of income.  For the three and nine months ended September 30, 2009 approximately $0.3 million loss and $0.4 million gain, respectively, were recognized as interest expense.

    In connection with the loan modifications completed in March 2009, the Company prepaid principal installments on all its credit facilities.  The prepayment resulted in the notional amount of certain swap contracts to be greater than the debt balance being hedged.  For the three and nine months ending September 30, 2009, approximately $0.1 million and $0.7 million respectively, were recognized as additional interest expense for the ineffective portion of derivatives caused by the prepayment of principal installments.

    The Company does not obtain collateral or other security to support financial instruments subject to credit risk.  The Company monitors the credit risk of our counterparties and enters into agreements only with established banking institutions.  The financial stability of those institutions is subject to current and future global and national economic conditions, and governmental support.

 Effective January 1, 2008, the Company adopted ASC Topic 820 - Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities
    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
    The following table summarizes assets and liabilities measured at fair value on recurring basis at September 30, 2009:

(in thousands)
	Level 1	Level 2	Level 3
Liabilities
Interest rate contracts	$	$12,402	$

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

    In conjunction with the secondary public offering completed on May 28, 2008 shareholders of Class B shares elected to convert an aggregate of 1,014,000 Class B common shares to Class A common shares. On September 30, 2009 there were 17,531,996 Class A common shares issued, of which 17,513,371 were outstanding, and 12,390,461 Class B common shares issued and outstanding.

The Company's board of directors has approved unanimously, and is submitting to our shareholders, a proposal that would result in our shareholders holding shares in TBS International plc, an Irish company, rather than TBS International Limited, a Bermuda company.  Later this year, our shareholders will be asked to vote in favor of completing the reorganization at a shareholders meeting.  If conditions are satisfied, including approval by the Company's shareholders and the Supreme Court of Bermuda, TBS International plc will replace TBS International Ltd. as the ultimate parent company for the Company's operations.

Warrants

    At September 30, 2009, there were outstanding exercisable warrants to purchase 106,156 Class A common shares and 205,747 Class B common shares held by parties not affiliated with existing shareholders.  The warrants are exercisable for a period of ten years following the date on which their exercise condition was met (February 8, 2005), at a price of $0.01 per share.

Treasury Stock

    The Company's Equity Incentive Plan permits stock grant recipients to elect a net settlement.  Under the terms of a net settlement, the Company retains a specified number of shares to cover the recipients’ estimated statutory minimum tax liability.  The retained shares are held in the Company's treasury ("Treasury Stock").  In 2009 employees vested in a total of 28,000 Class A common shares granted in 2008.  Certain employees elected to have the Company withhold and remit their respective payroll tax obligations.  Accordingly, the Company retained and added to Treasury Stock 8,625 Class A common shares, valued at $77,798, to cover the recipient's estimated payroll tax liability.  At September 30, 2009, there were 18,625 Treasury Stock shares held by the Company having a cost of $466,798.

Note 11 — Earnings Per Share

    The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except number of shares and earnings per share amounts)		(in thousands, except number of shares and earnings per share amounts)

Numerators:
Net (loss) income	$(18,139)	$59,143	$(56,340)	$157,162
Allocation of undistributed income to nonvested restricted common shares		(219)		(583)

(Loss) earnings available to common shareholders — Basic and Diluted	$(18,139)	$58,924	$(56,340)	$156,579

Denominators:
Weighted average common shares outstanding — Basic and Diluted	29,863,460	30,104,863	29,836,239	28,980,101

Net (loss) income per common share:
Basic and Diluted	$(0.61)	$1.96	$(1.89)	$5.40

Anti-dilutive warrants not included above	311,903		311,903

    As outlined in sections of ASC Topic 260 – Earnings per Share, unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in the two-class method of computing earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.  Our nonvested stock, consisting of time-vested restricted shares are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. We have adopted the applicable provisions of ASC 260 and computed earnings per common share using the two-class method for all periods presented.  The adoption of the provisions did not have a material impact on the Company’s previously issued consolidated financial statements; however, for comparability purposes, we recalculated and restated our previously reported earnings per share.  Basic and diluted earnings per common share for the three months ended September 30, 2008 did not change.  Basic and diluted earnings per common share for the nine months ended September 30, 2008 decreased $0.02 and $0.01, respectively, from the amount previously disclosed in our prior filings.

    At September 30, 2009, there were outstanding exercisable warrants to purchase 106,156 Class A and 205,747 Class B common shares, held by parties not affiliated with existing shareholders. The warrants are issuable for nominal consideration upon exercise.  Consequently, the warrants have been treated as outstanding for purposes of computing basic earnings per share for the three and nine months ended September 30, 2008.  For the three and nine months ended September 30, 2009,  the warrants were not treated as outstanding for purposes of computing basic and diluted earnings per share because they would be antidilutive.

Note 12 — Commitments and Contingencies

Commitments

Charters-in of Vessels

    The Company charters-in two vessels (Laguna Belle and Seminole Princess) under long-term noncancelable operating leases (bareboat charters) that were part of a sale-leaseback transaction.  Both bareboat charters expire on January 30, 2014.  Each bareboat charter requires charter hire payments of $10,500 per day for the first two years of the charter, $10,000 per day during the third year of the charter and $7,350 per day during the fourth through seventh years of the charter.  The charter agreements allow for the purchase of the respective vessel at the end of the fifth, sixth or seventh year of the charter period at a vessel price of $11.1 million, $9.15 million, or $6.75 million, respectively, and for the purchase options to be exercised at any other date during the option period at a pro-rata price.  The leases under the sale-leaseback transactions were classified as operating leases.  Deposits of $2.75 million, to be held by the lessor for each charter during the charter period, were required at the inception of the lease.  The deposits are to be returned, without interest, at the expiration of the charter period, unless applied earlier toward the amounts due upon exercise of the purchase option.  Deferred leasing costs of $1.6 million incurred in connection with the origination and the amendment of the charters in March 2009, are being amortized over the terms of the leases. As mentioned above, the bareboat charters contain predetermined fixed decreases of the charter hire payments due under the charters.  The Company recognizes the related rental expense on a straight-line basis over the term of the charters and records the difference between the amounts charged to operations and amounts paid as deferred rent expense.  At September 30, 2009 and December 31, 2008, deferred rent expense was $3.4 million and $2.6 million, respectively.

Other Leases

    The Company leases two properties used by TBS’s service company subsidiaries Roymar and TBS Shipping Services for the administration of their operations.  The main office space is rented from our chairman and chief executive officer by our wholly-owned subsidiary TBS Shipping.  The lease, which expires December 31, 2009, contains five one-year renewal options through December 31, 2014.  The lease provides for monthly rent of $20,000 per month, plus operating expenses including real estate taxes.

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

     As of September 30, 2009, future minimum commitments under operating leases with initial or remaining lease terms exceeding one-year are as follows (in thousands):

		Office
At September 30, 2009	Vessel Hire	Premises	Total
2009 (October 1, 2009 through December 31, 2009)	$1,840	$207	$2,047
2010	5,524	565	6,089
2011	5,366	271	5,637
2012	5,380	137	5,517
2013	5,366		5,366
Thereafter	441		441
	$23,917	$1,180	$25,097

Purchase Obligations – New Vessel Buildings

    At September 30, 2009, the Company had purchase obligations totaling $81.5 million in connection with its new vessel building program, including obligations under the contract for the supervision and inspection of vessels under construction.  The obligations will become payable as the shipyard meets several milestones during 2010 and 2011.  As of September 30, 2009 $81.0 million of the purchase obligation is scheduled to be paid as follows: $14.0 million during the remainder of 2009, $51.4 million in 2010 and $15.6 million in 2011.  The timing of actual payments will vary based upon when the milestones are met.

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

    Voyage revenue generated in countries excluding the U.S. (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2009	2008	2009	2008
Brazil	$16,006	$35,265	$38,449	$101,755
United Arab Emirates	6,791	22,200	26,797	50,058
Japan	5,893	20,239	25,452	60,995
Peru	4,706	12,790	18,262	36,788
Chile	3,679	13,288	13,580	34,561
China	3,392	21,498	9,601	29,542
Argentina	1,975	2,356	6,982	3,133
Korea	1,139	3,044	5,202	12,007
Venezuela	2,654	3,074	3,887	8,730
Others	6,053	11,235	15,611	27,572
Total	$52,288	$144,989	$163,823	$365,141

    At September 30, 2009 one customer accounted for 10% or more of charter hire receivables.  No customers accounted for 10% or more of charter hire receivables at December 31, 2008.

    For the three and nine months ended September 30, 2009, one customer accounted for 15.4% and  14.0%, respectively of voyage and time charter revenue.

Note 14 — Subsequent Events

    Management evaluated all activity of the Company through November 9, 2009, the date of issuance of our consolidated financial statements, and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect current expectations of the Company's management.  They are based on our management's beliefs and assumptions and on information currently available to our management.  Forward-looking statements include, among other things, the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can generally be identified as forward-looking statements because they use words such as "anticipates," "believes," "estimates," "expects," "future," "intends," "plans," "targets," "projects," "sees," "seeks" and similar terms.

    Forward-looking statements involve risks, uncertainties and assumptions.  Although the Company does not make forward-looking statements unless it believes it has a reasonable basis for doing so, it cannot guarantee their accuracy.  Actual results may differ materially from those expressed, implied or projected in or by these forward-looking statements due to a number of uncertainties and risks, including the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009, and other unforeseen risks.  The uncertainties, risks and other factors, among other unforeseen risks, include, but are not limited to:

•	changes in demand for our services, which are increasingly difficult to predict due to the current economic downturn and the widespread reduction of business activity generally;
•	a decline in rates in the shipping market will continue for a prolonged period;
•	the effect of a decline in vessel valuations;
•	our ability to maintain financial ratios and satisfy financial covenants in our credit facilities;
•
changes in rules and regulations applicable to the shipping industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries;

•	actions taken by regulatory authorities;
•	changes in trading patterns significantly impacting overall vessel tonnage requirements;
•	changes in the typical seasonal variations in charter rates;
•	increases in costs, including changes in production of or demand for oil and petroleum products, crew wages, insurance, provisions, repairs and maintenance, generally or in particular regions;
•	the risk that financial counterparties will default;
•	changes in general domestic and international political conditions;
•	changes in the condition of our vessels or applicable maintenance or regulatory standards which may affect, among other things, our anticipated drydocking or maintenance and repair costs;
•	increases in the cost of our drydocking program or delays in our anticipated drydocking schedule;
•
China Communications Construction Company Ltd./ Nantong Yahua Shipbuilding Group Co., Ltd.’s ability to complete and deliver the newbuild vessels on the anticipated schedule and the ability of the parties to satisfy the conditions in the shipbuilding agreements; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 and in our subsequent Forms 10-Q and other filings with the Securities and Exchange Commission.

    You should not rely on any forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required under applicable law.

General

The following is a discussion of our financial condition at September 30, 2009 and December 31, 2008 and our results of operations comparing the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008. You should read this section in conjunction with the consolidated financial statements including the related notes to those financial statements included elsewhere in this Quarterly Report.

Overview

    We are an ocean transportation services company that offers worldwide shipping solutions to a diverse client base of industrial shippers.  We offer liner, parcel and bulk services supported by a fleet of multipurpose tweendeckers and handysize and handymax bulk carriers.  Our liner, parcel and bulk services carry a wide range of cargo, including steel products, metal concentrates, fertilizer, salt, sugar, grain, industrial goods, project cargo, aggregates and general cargo.  In addition to providing frequent, regularly scheduled voyages within our shipping network, we offer a unique Five-Star Service consisting of ocean transportation, logistics, port services, operations and strategic planning, which distinguishes us from traditional dry cargo shipping companies.

    Our Five Star Service provides a complete transportation solution to our global customers by providing a fully-integrated cargo and transport management system.  We offer total project coordination, door-to-door supply chain management including port services, terminal operations, trucking, barging, warehousing, distribution, inland pick-up and delivery, and documentation. The Five Star Service differentiates us from traditional dry bulk ship owners by adding strategic planning and logistics support to our customers. Additionally, we intend to expand our port warehouse network to support our logistics services.

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

    We have a strong position in various trade lanes in the Far East, South America, North America, the Caribbean, the Middle East and Africa.  We offer our services globally in more than 20 countries to over 300 customers through a network of affiliated service companies.  We have expanded and upgraded our fleet, which now numbers 48 vessels, including 46 ships that we own and two that we charter-in with an option to purchase.  Historically, we have expanded our fleet by acquiring secondhand vessels.  While we remain committed to expanding our fleet, the current economic conditions and the current decline in demand for shipping services have caused us to reevaluate acquiring secondhand vessels. Our current business strategy includes growing through the acquisition of multi-purpose tweendeckers under our newbuilding contract, and chartering-in vessels as needed.  Our financial results are largely driven by the following factors:

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

    Our loan agreements with our various credit facilities contain both financial and non-financial covenants.  We concluded in March 2009 that, based on third-party vessel valuations, we did not meet collateral coverage requirements.  The credit facilities were modified to waive the collateral coverage and all financial covenants through the fourth quarter 2009.  See - "Note 8 - Financing" to our financial statements in Part I. Item 1 and “Liquidity and Capital Resources” for detailed information.

Recent Developments

    The Company's board of directors has unanimously approved, and is submitting to our shareholders, a proposal that would result in our shareholders holding shares in TBS International plc, an Irish company, rather than TBS International Limited, a Bermuda company.  Later this year, our shareholders will be asked to vote in favor of completing the reorganization at a shareholders meeting.  If conditions are satisfied, including approval by the Company's shareholders and the Supreme Court of Bermuda, TBS International plc will replace TBS International Ltd. as the ultimate parent company for the Company's operations.

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

A vessel must undergo annual surveys, intermediate surveys and special surveys.  All of our controlled vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection.  Therefore, these vessels must be drydocked twice during a five-year cycle.  Thus, our controlled fleet of 48 vessels at September 30, 2009, would result in approximately 96 drydockings over five years or an average of 19 vessels per year.

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

During the first quarter of 2009, one vessel that entered into drydock during the fourth quarter of 2008 continued its drydocking for 16 days into the first quarter and eight vessels entered drydock for 138 days.  During the second quarter of 2009, five vessels that entered into drydock during the first quarter of 2009 continued their drydocking for 88 days and three vessels entered drydock for 48 days.  During the third quarter of 2009, three vessels that entered into drydock during the second quarter of 2009 continued their drydocking for 55 days and six vessels entered drydock for 136 days.  Our quarterly drydock schedule of vessels anticipated to be drydocked during the last quarter of 2009, including estimated number of drydock days and metric tons of steel renewal, is as follows:

	Number of vessels in drydock from previous quarter	Estimated Number of vessels entering drydock during quarter	Estimated Number of drydock days during quarter		Approximate metric tons (MT) of steel installed
Fourth Quarter 2009	3	5	179	days	505	MT

We estimate that vessel drydockings that require less than 100 metric tons of steel renewal will take from 25 to 35 days and that vessel drydockings that require over 100 metric tons of steel renewal will take from 35 to 75 days.  We capitalize the cost of the first drydocking after we acquire vessels.

New Ship Building

We are expanding our fleet of multipurpose retractable tweendeckers through our newbuilding program.  In 2007, we contracted a Chinese shipyard to build six newly designed vessels.  These 34,000 dwt vessels are a larger class of tweendeckers and their addition to our fleet will be a significant milestone in the implementation of our business plan to modernize and expand our fleet. The ships were designed by a TBS team, drawn from all phases of our operations, to optimize our efficient cargo transportation in our trade lanes.  Two vessels, the Rockaway Belle formerly Hull No. NYHS200720, and the Dakota Princess formerly Hull No. NYHS200721 were launched in November 2008 and May 2009, respectively.  We took delivery of the Rockaway Belle in the third quarter of 2009 and we expect to take delivery of the Dakota Princess in the first quarter of 2010.  The milestones met (as defined in the agreements) and the expected delivery dates as of September 30, 2009 are noted below:

	Argyle	Caton	Dorchester	Longwoods	McHenry	Sunswyck
	Maritime Corp.	Maritime Corp.	Maritime Corp.	Maritime Corp.	Maritime Corp.	Maritime Corp.
Milestone	Hull No NYHS200720	Hull No NYHS200721	Hull No NYHS200722	Hull No NYHS200723	Hull No NYHS200724	Hull No NYHS200725
	Rockaway Belle	Dakota Princess	Montauk Maiden	To be Named	To be Named	To be Named
Contract Signing	Met	Met	Met	Met	Met	Met
Steel Cutting	Met	Met	Met	Met	Met	Met
Keel Laying	Met	Met	Met	4th Qtr 2009	Met	2nd Qtr 2010
Launching	Met	Met	4th Qtr 2009	3rd Qtr 2010	2nd Qtr 2010	4th Qtr 2010
Anticipated Delivery	Delivered 3rd Qtr 2009	1st Qtr 2010	3rd Qtr 2010	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2011

    While delivery dates have been rescheduled, we are working with the shipyard in effort to keep as close as possible to original scheduled delivery dates.

Components of revenue and expense

We report our revenue as voyage revenue, reflecting the operations of our vessels that are not chartered out, and charter revenue, reflecting the operations of our vessels that have been chartered out to third parties.  Voyage revenue and expenses for each reporting period include estimates for voyages in progress at the end of the period.  For voyages in progress at September 30, 2009, we recognized voyage expense as incurred and recognized voyage revenues ratably over the length of the voyage.  When a loss is forecast for a voyage, the full amount of the anticipated loss is recognized in the period in which that determination is made.  Revenue from time charters in progress is calculated using the daily charter hire rate, net of daily expenses multiplied by the number of voyage days on-hire through period end.

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

Commissions on freight and port agency fees, in addition to payments to unrelated parties are paid to two related companies, Beacon Holdings Ltd. ("Beacon") and TBS Commercial Group Ltd. ("TBS Commercial Group"), companies that are owned by our principal shareholders.  Management fees and commissions paid to Beacon and TBS Commercial Group are fixed under agreements, and any new management agreements or amendments to the current management agreements with Beacon and TBS Commercial Group are subject to approval by the Compensation Committee of our board of directors.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage

Voyage revenue	$57,163	76.9	$161,397	88.0	$(104,234)	(64.6)
Time charter revenue	15,972	21.5	19,308	10.5	(3,336)	(17.3)
Logistics revenue	1,014	1.4	2,045	1.1	(1,031)	(50.4)
Other revenue	183	0.2	572	0.4	(389)	(68.0)
Total revenue	74,332	100.0	183,322	100.0	(108,990)	(59.5)

Voyage expense	25,505	34.3	52,882	28.8	(27,377)	(51.8)
Logistics	754	1.0	1,726	0.9	(972)	(56.3)
Vessel expense	28,502	38.3	30,759	16.9	(2,257)	(7.3)
Depreciation and amortization	23,747	31.9	19,980	10.9	3,767	18.9
General and administrative	9,086	12.2	14,121	7.7	(5,035)	(35.7)
Total operating expenses	87,594	117.7	119,468	65.2	(31,874)	(26.7)
(Loss) income from operations	(13,262)	(17.7)	63,854	34.8	(77,116)	(120.8)
Other (expenses) and income
Interest expense	(4,863)	(6.5)	(5,041)	(2.7)	178	(3.5)
Loss on extinguishment of debt
Other income (expense)	(14)		330	0.2	(344)
Net (loss) income	$(18,139)	(24.2)	$59,143	32.3	$(77,282)	(130.7)

 Voyage revenue

The table below shows key metrics related to voyage revenue:

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)

Voyage Revenue (in thousands)	$57,163	$161,397	$(104,234)	(64.6)%
Number of vessels (1)	29	36	(7)	(19.4)%
Freight voyage days (2)	2,630	3,296	(666)	(20.2)%
Days on hire (3)	2,677	3,347	(670)	(20.0)%
Revenue tons carried (thousands) (4)
For all cargoes	2,098	2,628	(530)	(20.2)%
Excluding aggregates	1,063	1,461	(398)	(27.2)%
Aggregates	1,035	1,167	(132)	(11.3)%
Freight Rates
For all cargoes	$27.25	$61.40	$(34.15)	(55.6)%
Excluding aggregates	$46.81	$95.85	$(49.04)	(51.2)%
Daily time charter equivalent rates (5)	$12,296	$33,143	$(20,847)	(62.9)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
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

 The decrease in voyage revenue for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to a decrease of approximately 56% in average freight rates for all cargoes carried combined with a decrease in revenue tons carried.

Average freight rates for all cargoes decreased $34.15 per ton, or 55.6%, to $27.25 per ton for the three months ended September 30, 2009, as compared to $61.40 per ton for the same period in 2008.  Included in voyage revenue is bulk cargo revenue from high-volume, low-freighted aggregates.  Excluding aggregates, average freight rates were $46.81 per ton as compared to $95.85 per ton for the same period in 2008.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.

Revenue tons carried decreased 530,000 tons, or 20.2% to 2,098,000 tons for the three months ended September 30, 2009 from 2,628,000 tons for the same period in 2008.  Non-aggregate revenue tons carried decreased 398,000 tons for the third quarter due to decreases in non-aggregate bulk cargo.  Aggregate revenue tons carried decreased 132,000 tons for the three months ended September 30, 2009 as compared to the same period in 2008.  For the three months ended September 30, 2009 and 2008, we had contracts of affreightment, expiring through 2010, under which we carried approximately 830,000 and 1,653,000 revenue tons and generated $11.8 million and $61.1 million of voyage revenue, respectively.

The following table shows revenues attributed to our principal cargoes:

	Three Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$14,153	24.8	$41,364	25.6	$(27,211)	(65.8)
Agricultural products	11,070	19.3	27,011	16.7	(15,941)	(59.0)
Other bulk cargo	10,928	19.1	18,194	11.3	(7,266)	(39.9)
Metal concentrates	7,813	13.7	26,241	16.3	(18,428)	(70.2)
Aggregates	7,398	12.9	21,370	13.2	(13,972)	(65.4)
General cargo	1,672	2.9	4,006	2.5	(2,334)	(58.3)
Fertilizers	1,345	2.4	6,095	3.8	(4,750)	(77.9)
Automotive products	948	1.7	3,142	1.9	(2,194)	(69.8)
Project cargo	883	1.5	5,938	3.7	(5,055)	(85.1)
Rolling stock	518	0.9	6,479	4.0	(5,961)	(92.0)
Other	276	0.5	1,557	1.0	(1,281)	(82.3)
Fishmeal	159	0.3			159
Total voyage revenue	$57,163	100.0	$161,397	100.0	$(104,234)	(64.6)

 Time charter revenue

The key metrics related to time charter revenue are as follows:

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
Time Charter Revenue (in thousands)	$15,972	$19,308	$(3,336)	(17.3)%
Number of vessels (1)	15	6	9	150.0%
Time Charter days (2)	1,384	577	807	139.9%
Daily charter hire rates (3)	$11,540	$33,464	$(21,924)	(65.5)%
Daily time charter equivalent rates (4)	$11,048	$32,206	$(21,158)	(65.7)%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days the vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the three months ended September 30, 2009 and September 30, 2008 were $0.7 million and $0.9 million, respectively. No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

Time charter revenue decreased to $16.0 million for the three months ended September 30, 2009 from $19.3 million for the comparable period in 2008.  The key factors driving time charter revenue are the daily charter hire rates and the number of days that vessels are chartered out.

 The decrease in time charter revenue was primarily attributable to a decrease in average charter hire rates, which decreased $21,924 per day to $11,540 for the three months ended September 30, 2009 from $33,464 for the comparable period in 2008.  This decrease was partially offset by an increase in time charter-out days.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels. The decrease in the average charter hire rate per day is primarily due to the worldwide economic crisis which has dramatically affected shipping spot market rates.  The increase in time-charter-out days is the result of decreased use of our controlled vessels in our established voyage business and shipping market conditions.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  We initiated logistics support services in the fourth quarter of 2007.  Logistics revenue and expenses decreased approximately 50% and 56% respectively for the three months ended September 30, 2009 as compared to the same period in 2008, principally due to the impact of the economic downturn.

Management sees a slow strengthening in several of the targeted industries, and actual logistics results will be heavily dependent on the decision of customers to go forward with projects.  We have reinforced our commitment to the logistics business segments by relocating two executives, expanding our office and establishing a port warehouse.

Voyage expense

Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

The principal components of voyage expense were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Voyage & Time Charter Revenue
Fuel expense	$13,123	51.5	17.9	$28,297	53.6	15.7	$(15,174)	(53.6)	2.2
Commission expense	3,774	14.8	5.2	9,111	17.2	5.0	(5,337)	(58.6)	0.2
Port call expense	5,686	22.3	7.8	7,694	14.5	4.3	(2,008)	(26.1)	3.5
Stevedore and other
cargo-related expense	2,082	8.2	2.8	4,813	9.1	2.7	(2,731)	(56.7)	0.1
Miscellaneous voyage
expense	840	3.2	1.1	2,967	5.6	1.6	(2,127)	(71.7)	(0.5)
Voyage expense	$25,505	100.0	34.8	$52,882	100.0	29.3	$(27,377)	(51.8)	5.5

Voyage expense decreased $27.4 million or 51.8% for the three months ended September 30, 2009, as compared to the same period in 2008, principally due to a decrease in fuel, commission, and stevedore and other cargo-related expense.

The increase in voyage expense as a percentage of voyage and time charter revenue for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in freight rates, which decreased primarily due to the worldwide economic crisis.

 The decrease in fuel expense was due to a decrease in the average price per metric ton ("MT") and a decrease in consumption.  For the three months ended September 30, 2009, the average price per MT decreased to $396 per MT as compared to $663 per MT for the same period in 2008.  Consumption decreased for the three months ended September 30, 2009 to 33,175 MT from 42,653 MT for the same period in 2008.  Average fuel cost per freight voyage day was $4,990 during the three months ended September 30, 2009 and $8,585 during the same period in 2008.

Commission expense is based on the amount of revenue.  The decrease in commission expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in revenue.

 The decrease in stevedore and other cargo-related expense for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a change in the mix of revenue booked under different shipping terms.  Most cargo was booked under "full liner" terms and a combination of "free-in and free-out" terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

Port call expense will vary from period to period depending on the number of port calls, port days and cost structure of the ports called upon.  The decrease in port call expense is primarily due to a decrease in the number of port calls, which decreased to 225 port calls for the three months ended September 30, 2009 from 335 port calls during the same period in 2008.  The number of port days decreased to 1,193 port days for the three months ended September 30, 2009 from 1,598 port days during the same period in 2008.  The decrease in port call expense was partially offset by a slight increase in average port call costs.

The decrease in miscellaneous voyage expense is primarily due to a decrease in container overhead and other miscellaneous costs.

Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in, crew costs, insurance, lube oil, maintenance, and registrations and fees for vessels we own or control.  The following table sets forth the basic components of vessel expense:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$24,751	86.9	$25,753	83.7	$(1,002)	(3.9)
Chartered-in vessel expense	1,638	5.7	2,311	7.5	(673)	(29.1)
Controlled vessel expense	1,651	5.8	1,632	5.3	19	1.2
Space charter expense	462	1.6	1,063	3.5	(601)	(56.5)
Vessel expense	$28,502	100.0	$30,759	100.0	$(2,257)	(7.3)

 The decrease in owned vessel expense for the three months ended September 30, 2009, as compared to the same period in 2008 was due primarily to a decrease in the operating expense day rate.  For the three months ended September 30, 2009, the average operating expense day rate was $5,715 as compared to $6,224 per day for the same period in 2008.  Average operating expense day rates deceased principally due to a decrease of expenditures for repairs and maintenance.  During the nine months ended September 30, 2008 we acquired ten vessels.  Those vessels required repairs and maintenance at a higher level than vessels in our existing fleet which caused the day rate to be higher.  Although owned vessel expense decreased for the three months ended September 30, 2009 compared to the same period in 2008 due to decreased revenue resulting from a decrease in freight rates vessel expense as a percentage of revenue increased 21.4% to 38.3% for the three months ended September 30, 2009 compared to 16.9% for the same period in 2008.

    Our controlled fleet increased to an average of 47 vessels during the three months ended September 30, 2009, as compared to an average of 45 vessels for the same period in 2008.  The increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the second quarter of 2009, vessel days increased 193 days to 4,331 days from 4,138 days for the comparable period in 2008.

Chartered-in vessel expense consists of charter hire-in costs for vessels under charter agreements that do not have a purchase option.  We charter-in vessels to meet specific customer needs, which will vary slightly from quarter to quarter.  The decrease in chartered-in vessel expense was due to a decrease in the charter-in rate per day of $6,398 per day to $17,423 per day for the three months ended September 30, 2009 from $23,821 per day for the same period in 2008.  For the three months ended September 30, 2009, we chartered-in vessels for 94 days as compared to 97 days for the same period in 2008.

Controlled vessel expense consists of charter hire-in costs for vessels under charter agreements that contain a purchase option. During the three months ended September 30, 2009, we incurred charter-in hire costs of $1.7 million compared to $1.6 million for the same period in 2008.  This controlled vessel expense  relates to the bareboat charters for the Laguna Belle and Seminole Princess, both of which were part of a sale leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The 18.9% increase in depreciation and amortization expense to $23.7 million in 2009 from $20.0 million in 2008 was due principally to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet.  The growth of our owned/controlled fleet increased to an average number of 47 vessels for the three months ended September 30, 2009 as compared to 45 vessels for the three months ended September 30, 2008.

General and administrative expense

    General and administrative expense decreased $5.0 million for the three months ended September 30, 2009 compared to the same period for 2008.  The decrease in general and administrative expense is primarily due to a $4.5 million decrease in salary and related expenses, and that no bonus accruals were made for the three months ended September 30, 2009 as compared to $4.0 million accrued for bonuses for the three months ended September 30, 2008.

Income from operations

    The decrease in income from operations was mainly attributable to a decrease in revenue resulting from decreased freight rates and revenue tons carried.  Freight and charter hire rates decreased due to weak market conditions in the ocean transport industry.  Operating expenses decreased 26.7% in 2009; however as a percentage of revenue total operating expenses increased to 117.7 % of revenue from 65.2% of revenue.  The decrease in revenue combined with the increased percentage of operating expenses to revenue caused our operating margin to decrease to a loss of 17.7% for the three months ended September 30, 2009 compared to an operating profit margin of 34.8% for the same period in 2008.

Interest expense

Interest expense decreased $0.2 million primarily due to lower debt levels and lower LIBOR rates paid on debt not hedged with interest rate swap contracts.  This decrease was partially offset by an increase in our loan margins on our credit facilities, and higher deferred financing cost amortization.  Our average effective interest rate was approximately 6.5% for 2009 compared to approximately 6.4% for 2008.

Comparison of the nine months ended September 30, 2009 and September 30, 2008

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
	In Thousands	As a % of Total Revenue	In Thousands	As a % of Total Revenue	In Thousands	Percentage
Voyage revenue	$181,417	83.3	$388,253	82.3	$(206,836)	(53.3)
Time charter revenue	34,311	15.8	77,292	16.4	(42,981)	(55.6)
Logistics revenue	1,550	0.7	5,288	1.1	(3,738)	(70.7)
Other revenue	448	0.2	1,012	0.2	(564)	(55.7)
Total revenue	217,726	100.0	471,845	100.0	(254,119)	(53.9)

Voyage expense	81,818	37.6	126,731	26.9	(44,913)	(35.4)
Logistics	1,175	0.5	4,417	0.9	(3,242)	(73.4)
Vessel expense	82,001	37.7	78,508	16.6	3,493	4.4
Depreciation and amortization	70,069	32.2	49,988	10.7	20,081	40.2
General and administrative	26,121	12.0	41,184	8.7	(15,063)	(36.6)
Total operating expenses	261,184	120.0	300,828	63.8	(39,644)	(13.2)
(Loss) income from operations	(43,458)	(20.0)	171,017	36.2	(214,475)	(125.4)
Other (expenses) and income
Interest expense	(12,840)	(5.9)	(12,318)	(2.6)	(522)	4.2
Loss on extinguishment of debt			(2,318)	(0.5)	2,318	(100.0)
Other income (expense)	(42)		781	0.2	(823)	(105.4)
Net (loss) income	$(56,340)	(25.9)	$157,162	33.3	$(213,502)	(135.8)

Voyage revenue

The table below shows key metrics related to voyage revenue:

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)

Voyage Revenue (in thousands)	$181,417	$388,253	$(206,836)	(53.3)%
Number of vessels (1)	32	31	1	3.2%
Freight voyage days (2)	8,728	8,429	299	3.5%
Days on hire (3)	8,900	8,648	252	2.9%
Revenue tons carried (thousands) (4)
For all cargoes	6,694	6,960	(266)	(3.8)%
Excluding aggregates	3,513	3,688	(175)	(4.7)%
Aggregates	3,181	3,272	(91)	(2.8)%
Freight Rates
For all cargoes	$27.10	$55.78	$(28.68)	(51.4)%
Excluding aggregates	$43.75	$91.92	$(48.17)	(52.4)%
Daily time charter equivalent rates (5)	$11,726	$31,463	$(19,737)	(62.7)%

(1)	Weighted average number of vessels in the fleet, not including vessels chartered out.
(2)	Number of days that our vessels were earning revenue, not including vessels chartered out.
(3)	Number of days that our vessels were available for hire, not including vessels chartered out.
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

    The decrease in voyage revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to an approximately 51% decrease in average freight rates for all cargoes carried.

Average freight rates for all cargoes decreased $28.68 per ton, or 51.4%, to $27.10 per ton for the nine months ended September 30, 2009, as compared to $55.78 per ton for the same period in 2008.  Included in voyage revenue is bulk cargo revenue from high-volume, low-freighted aggregates.  Excluding aggregates, average freight rates were $43.75 per ton as compared to $91.92 per ton for the same period in 2008.  While average freight rates on aggregates bulk cargo are lower than average freight rates on other types of cargoes, voyage costs are also lower resulting in comparable daily time charter equivalent rates.  During the first nine months of 2009 the freight rates for dry bulk ocean shipping decreased significantly due primarily to the worldwide economic crisis.

 Revenue tons carried decreased 266,000 tons, or 3.8% to 6,694,000 tons for the nine months ended September 30, 2009 from 6,960,000 tons for the same period in 2008.  Non-aggregate revenue tons decreased 175,000 tons for the nine months due to decreases in steel products, metal concentrates, and agricultural products.  Aggregate revenue tons decreased by 91,000 tons for the nine months ended September 30, 2009 as compared to the same period in 2008.  For the nine months ended September 30, 2009 and 2008, we had contracts of affreightment, expiring through 2010, under which we carried approximately 3,266,000 and 4,839,000 revenue tons and generated $49.4 million and $165.7 million of voyage revenue, respectively.

The following table shows revenues attributed to our principal cargoes:

	Nine Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
Description	In Thousands	As a % of Total Voyage Revenue	In Thousands	As a % of Total Voyage Revenue	In Thousands	%
Steel products	$41,034	22.6	$104,535	26.9	$(63,501)	(60.7)
Agricultural products	33,858	18.7	62,065	16.0	(28,207)	(45.4)
Aggregates	27,727	15.3	49,229	12.7	(21,502)	(43.7)
Metal concentrates	26,804	14.8	69,838	18.0	(43,034)	(61.6)
Other bulk cargo	20,109	11.1	40,698	10.4	(20,589)	(50.6)
General cargo	8,264	4.5	11,525	3.0	(3,261)	(28.3)
Project cargo	7,786	4.3	17,531	4.5	(9,745)	(55.6)
Rolling stock	4,994	2.8	14,531	3.7	(9,537)	(65.6)
Fertilizers	3,516	1.9	6,095	1.6	(2,579)	(42.3)
Automotive products	3,370	1.9	7,626	2.0	(4,256)	(55.8)
Fishmeal	2,544	1.4			2,544
Other	1,411	0.7	4,580	1.2	(3,169)	(69.2)
Total voyage revenue	$181,417	100.0	$388,253	100.0	$(206,836)	(53.3)

Time charter revenue

The key metrics related to time charter revenue are as follows:

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
Time Charter Revenue (in thousands)	$34,311	$77,292	$(42,981)	(55.6)%
Number of vessels (1)	12	9	3	33.3%
Time Charter days (2)	3,411	2,384	1,027	43.1%
Daily charter hire rates (3)	$10,059	$32,421	$(22,362)	(69.0)%
Daily time charter equivalent rates (4)	$9,255	$30,876	$(21,621)	(70.0)%

(1)	Weighted average number of vessels chartered out.
(2)	Number of days vessels earned charter hire.
(3)	Weighted average charter hire rates.
(4)
Daily Time Charter Equivalent or "TCE" rates for vessels that are time chartered out are defined as time charter revenue during the period reduced principally by commissions divided by the number of available time charter days during the period.  Commission for vessels that are time chartered out for the nine months ended September 30, 2009 and September 30, 2008 were $1.4 million and $3.7 million, respectively. For the nine months ended September 30, 2009, time charter voyages include primarily fuel cost as well as other miscellaneous voyage costs for a total of $1.3 million. The fuel cost is related to fuel price differentials caused by volatility in the fuel market and the cost for ballasting vessels to time charter delivery ports.  No deduction is made for vessel or general and administrative expenses.  TCE is an industry standard for measuring and analyzing fluctuations between financial periods and as a method of equating TCE revenue generated from a voyage charter to time charter revenue.

Time charter revenue decreased to $34.3 million for the nine months ended September 30, 2009 from $77.3 million for the comparable period in 2008.  The key factors driving time charter revenue are the daily charter hire rates and the number of days that vessels are chartered out.

The decrease in time charter revenue was due to a decline in the average charter hire rate, which decreased $22,362 per day to $10,059 for the nine months ended September 30, 2009 from $32,421 for the comparable period in 2008.  This decrease is primarily due to the current weakness in the overall worldwide shipping markets due to the current economic crisis.  Charter hire rates are set, to a significant degree, by the market and depend on the relationship between the demand for ocean freight transportation and the availability of appropriate vessels.  The decrease in average charter rates was partially offset by an increase in the chartered vessel days, which increased 1,027 days to 3,411 for the nine months ended September 30, 2009 compared to 2,384 days for the same period in 2008.

Logistics revenue and expenses

Logistics revenues represent revenues from cargo and transportation management services provided in connection with our Five Star Service.  We initiated logistics support services in the fourth quarter of 2007.  Logistics revenue and expenses decreased approximately 71% and 73%, respectively, for the nine months ended September 30, 2009 as compared to the same period in 2008, principally due to the impact of the economic downturn.

Management sees a slow strengthening in several of the targeted industries, and actual logistics results will be heavily dependent on the decision of customers to go forward with projects.  We have reinforced our commitment to the logistics business segments by relocating two executives, expanding our office and establishing a port warehouse.

Voyage expense

Voyage expenses are costs attributable to specific voyages.  The number of voyage days is a significant determinant of voyage expense, which consists of fuel costs, commissions, port call, stevedoring and other cargo related costs, and miscellaneous voyage expense.

    The principal components of voyage expense were as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008			Increase (Decrease)
	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of Voyage Expense	As a % of Voyage & Time Charter Revenue	In Thousands	As a % of 2008 Expense	As a % of Revenue
Fuel expense	$39,742	48.6	18.4	$62,659	49.4	13.5	$(22,917)	(36.6)	4.9
Commission expense	10,728	13.1	5.0	23,928	18.9	5.1	(13,200)	(55.2)	(0.1)
Port call expense	17,882	21.8	8.3	19,722	15.6	4.2	(1,840)	(9.3)	4.1
Stevedore and other
cargo-related expense	7,181	8.8	3.3	13,351	10.5	2.9	(6,170)	(46.2)	0.4
Miscellaneous voyage
expense	6,285	7.7	2.9	7,071	5.6	1.5	(786)	(11.1)	1.4
Voyage expense	$81,818	100.0	37.9	$126,731	100.0	27.2	$(44,913)	(35.4)	10.7

Voyage expense decreased $44.9 million or 35.4% for the nine months ended September 30, 2009 as compared to the same period in 2008, principally due to a decrease in fuel expense, commission expense, and stevedore and other cargo-related expense.

The increase in voyage expense as a percentage of voyage and time charter revenue for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in freight rates, which are set to a significant degree by the market and have decreased primarily due to slowing demand due to the worldwide economic crisis.

The decrease in fuel expense was primarily due to a decrease in the average price per metric ton ("MT") partially offset by an increase in consumption.  For the nine months ended September 30, 2009, the average price per MT decreased to $347 per MT as compared to $604 per MT for the same period in 2008.  Consumption increased for the nine months ended September 30, 2009 to 114,476 MT from 103,720 MT for the same period in 2008.  Average fuel cost per freight voyage day was $4,553 during the nine months ended September 30, 2009 and $7,434 during the same period in 2008.  The increase in consumption is principally due to an increase in the average number of controlled vessels, which increased to an average of 47 vessels during the nine months ended September 30, 2009, as compared to an average of 42 vessels for the same period in 2008.

Commission expense is based on the amount of revenue.  The decrease in commission expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the decrease in revenue.

 The decrease in stevedore and other cargo-related expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a lower percentage of cargo being booked under “full liner” terms or a combination of “free-in, free-out” terms.  For analysis purposes we group cargoes into three categories: (1) cargo booked under "free-in free-out" terms which are shipments that the customer pays all or part of the costs of loading and unloading, (2) cargo booked under "full liner" terms, which are shipments where we bear the costs of loading and unloading and (3) a combination of free-in free-out and full liner terms.

The decrease in miscellaneous voyage expense is primarily due to decrease in leased containers shipped and to a lesser extent a reduction in canal dues.

 Vessel expense

Vessel expense consists of costs we incur to own and maintain our fleet that are not allocated to a specific voyage, such as charter hire rates for vessels we charter-in and maintenance, insurance and crewing expenses for vessels we own and control.  The following table sets forth the basic components of vessel expense:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		Increase (Decrease)
	In Thousands	As a % of Vessel Expense	In Thousands	As a % of Vessel Expense	In Thousands	Percentage
Owned vessel expense	$72,233	88.1	$63,793	81.3	$8,440	13.2
Chartered-in vessel expense	3,597	4.4	8,918	11.3	(5,321)	(59.7)
Controlled vessel expense	4,887	5.9	4,734	6.0	153	3.2
Space charter expense	1,284	1.6	1,063	1.4	221
Vessel expense	$82,001	100.0	$78,508	100.0	$3,493	4.4

Vessel expense for the nine months ended September 30, 2009, as compared to the same period in 2008, increased $3.5 million.  The 4.4% increase in vessel expense for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the number of vessel days for owned/controlled vessels.

The increase in owned vessel expense for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to an increase in the average operating expense day rate, which increased $72 per day.  Increases in our controlled fleet translated to an increase in vessel days, which are the total days we operate our controlled vessels.  During the nine months ended September 30, 2009, vessel days increased 1,353 days to 12,838 days from 11,485 days for the comparable period in 2008.  For the nine months ended September 30, 2009, the average operating expense day rate was $5,626 as compared to $5,554 per day for the same period in 2008.  Average operating expense day rates increased principally due to increases in the crew and crew related costs and maintenance & repair costs, which were slightly offset by reduction in freight expense on spares and stores.

Chartered-in vessel expense consists of charter-in hire costs for vessels under charter agreements that do not have a purchase option. The 59.7% decrease in chartered-in vessel expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 resulted from a decrease in vessel days and charter-in rates.  The average charter-in rate per day decreased $11,670 per day, or 50%, to $11,494 per day for the nine months ended September 30, 2009 from $23,164 per day for the same period in 2008.  Chartered-in vessel days decreased by 72 vessel days to 313 days for the nine months ended September 30, 2009 as compared to 385 days for the same period in 2008.

Controlled vessel expense consists of charter-in hire costs for vessels under charter agreements that contain a purchase option.  During the nine months ended September 30, 2009, we incurred charter hire-in costs of $4.9 million compared to $4.7 million for the same period ended September 30, 2008 under the bareboat charters for the Laguna Belle and Seminole Princess both of which were part of a sale-leaseback transaction that we entered into in January 2007.

Depreciation and amortization

The $20.1 million increase in depreciation and amortization expense is due to an increase in the average vessel cost of newly acquired vessels, increased vessel improvements and the overall growth of the fleet.  The growth of our owned/controlled fleet increased to an average number of 47 vessels for the nine months ended September 30, 2009 as compared to 42 vessels for the nine months ended September 30, 2008.

General and administrative expense

General and administrative expense decreased $15.1 million primarily due to a $12.0 million decrease in salary and related expenses.  Salary and related expenses decreased primarily because no bonus accruals were made for the nine months ended September 30, 2009 as compared to a bonus accrual of $13.8 million for the nine months ended September 30, 2008.

Income from operations

The decrease in income from operations was mainly attributable to a decrease in revenue resulting from decreased freight rates and to a lesser extent revenue tons carried.  Freight and charter hire rates decreased due to weak market conditions in the ocean transport industry.  Operating expenses decreased in 2009; however as a percentage of revenue they increased from 63.8% to 120.0% of revenue.  The decrease in revenue combined with the increased percentage of operating expenses to revenue caused our operating margin to decrease to a loss of 20% for the nine months ended September 30, 2009, compared to an operating profit margin of 36.2% for the same period in 2008.

Interest expense

Interest expense increase $0.5 million for the nine months ended September 30, 2009 principally due to higher borrowing costs resulting from higher loan margins on our credit facilities and higher amortization of deferred financing cost.  Our average effective interest rate for the nine months ended September 30, 2009 and 2008 was approximately 5.96% and 5.56%, respectively.

Loss on extinguishment of debt

    The $2.3 million loss on extinguishment of debt in 2008 was due to the write-off of unamortized deferred financing costs in connection with the March 2008 refinancing of our Bank of America syndicated credit facility.

Balance Sheet

Fuel and Other Inventories

Fuel and other inventories at September 30, 2009 increased $1.8 million to $13.9 million from the December 31, 2008 balance of $12.1 million.  There was a $1.6 million increase due to higher average prices at September 30, 2009 as compared to December 31, 2008 which was offset by a $0.6 million decrease as a result of lower quantities of fuel at September 30, 2009 as compared to December 31, 2008.  At September 30, 2009, the combined average price for industrial fuel oil/marine diesel oil increased to $465 per metric ton from a combined average price of $370 per metric ton at December 31, 2008.  Changes in fuel quantities resulted principally from the timing of vessel refueling and the number of vessels having fuel inventory.  The number of vessels having fuel inventory will fluctuate from period to period based on the number of vessels on time charter.  When a vessel is time chartered out, the fuel on board the vessel is sold to the charterer and later repurchased at a price stipulated in the charter party agreement.  Vessels having fuel included in inventory decreased to 32 vessels as of September 30, 2009 as compared to 37 vessels as of December 31, 2008.  There was also an increase of $0.5 million in lubricating oil on board the vessels at September 30, 2009, which resulted principally from the timing of deliveries to the vessels.

Charter Hire Receivables

Our gross charter hire receivables balance at September 30, 2009 and December 31, 2008 was $31.4 million ($30.9 million net of allowance for doubtful accounts) and $46.3 million ($45.8 million net of allowance for doubtful accounts), respectively. The decrease in receivables was mainly due to decreased freight rates, as compared to the rates billed in December 31, 2008.

In accordance with our reserve policy, we review the outstanding receivables by customer and voyage at the close of each quarter and identify those receivables which are deemed to be at risk for collection and reserve the appropriate amount.  At September 30, 2009 and December 31, 2008 our reserve totaled $0.5 million.

Other Commitments

Our contractual obligations as of September 30, 2009 are shown in the following table (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1)	$341,247	$55,703	$188,272	$48,568	$48,704
Estimated variable interest payments (2)	60,095	20,390	24,043	11,433	4,229
Operating Lease obligations (3)	25,163	6,676	11,328	7,159
Other Purchase obligations (4) (5)	81,500	51,000	30,500
Total contractual cash obligations	$508,005	$133,769	$254,143	$67,160	$52,933

The above table illustrates our contractual obligations due according to the original agreements.  The long-term portion of the debt obligations on the above table have not been reclassified to current debt.

(1)
As of September 30, 2009, we had $341.2 million of indebtedness outstanding under loans to our  subsidiaries that we guarantee, $28.7 million under the $40.0 million credit facility with Credit Suisse, $35.9 million under the $75.0 million credit facility with DVB Group Merchant Bank (Asia) Ltd., $19.2 million under the $35.0 million credit facility with AIG Commercial Equipment Finance, $76.0 million under the $142.5 term loan with Bank of America,  $75.0 million under the $85.0 million revolving credit facility with Bank of America, $4.5 million under the $12.5 million credit facility with Commerzbank AG, $8.1 million under the $13.0 million credit facility with Berenberg Bank and $93.8 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building program.  The above schedule does not reflect future advances of $55.8 million under the $150.0 million credit facility with The Royal Bank of Scotland for the new vessel building.  The long-term portion of the debt obligations on the above table have not been reclassified to current debt, see Footnote 8 – Financing, Debt Reclassification. If the debt obligations of $341.2 million was reclassified to current debt and shown as being due in the less than one year column, “Total contractual cash obligations” on the above table would have been as follows: less than one year, $419.3 million; 1-3 years, $65.9 million; 3-5 years, $18.6 million; and more than 5 years, $4.2 million.

(2)
Amounts for all periods represent our estimated future interest payments on our debt facilities based upon amounts outstanding at September 30, 2009 and an annual interest rate of 6.5%, which approximates the average interest rate on all outstanding debt at September 30, 2009.

(3)	Operating lease obligations includes obligations under two seven-year bareboat charters for the Seminole Princess and the Laguna Belle and office leases.
(4)
Approximately $55.8 million of the purchase obligation for the new vessels will be funded under the $150.0 million credit facility with The Royal Bank of Scotland for the newbuilding program. Under the loan modification construction advances made during the covenant waiver period  are  subject to adjustment if the amount scheduled for advance by the lenders, exceeds 75% of the value of the vessel, as determined by a valuation of similar size and type ship and due to be delivered at the same time as  the  ship in construction. The covenant waiver period concludes at January 1, 2010.  We had outstanding purchase obligations to the shipyard at September 30, 2009 on the purchase of the five remaining vessels to be delivered as follows (in thousands):

Owning Subsidiary	Hull Number	Total		Less than 1 year		1-3 years
Argyle Maritime Corp.	NYHS200720 - Rockaway	$		$		$
Caton Maritime Corp.	NYHS200721 - Dakota		7,800		7,800
Dorchester Maritime Corp.	NYHS200722		14,800		14,800
Longwoods Maritime Corp.	NYHS200723		21,800		14,000		7,800
McHenry Maritime Corp.	NYHS200724		14,800		7,000		7,800
Sunswyck Maritime Corp.	NYHS200725		21,800		7,000		14,800
	Total		$81,000		$50,600		$30,400

(5)
In connection with the newbuilding program, we entered into a contract for the supervision and inspection of vessels under construction.  As of September 30, 2009, commitments under the contract were $0.5 million, with $0.4 million due within one year and $0.1 million due between one and three years.

Liquidity and Capital Resources

Our principal sources of funds are operating cash flows and long-term bank borrowings.  Our principal uses of funds are expenditures to operate our fleet of vessels, capital expenditures to grow and maintain the quality of our fleet and keep us in compliance with international shipping standards and regulations, and principal and interest repayments on outstanding debt.  We were in compliance with all of the covenants contained in our modified debt agreements as of September 30, 2009.

We believe we have sufficient liquidity to meet our needs for the fiscal year ending December 31, 2009 based on our cash balance at September 30, 2009 of $46.4 million, estimated operating cash flows and the measures we are taking to manage the business during the global financial crisis.  We continue our cost control efforts, and we remain committed to maintaining our fleet to our high standards.  In addition to other cost containment measures, we have a hiring freeze in place, as well as a pay freeze for all officers and senior management.  The cash balance of $46.4 million, excludes $12.7 million of restricted cash on deposit with The Royal Bank of Scotland to be used to pay our portion of 2009 installments due under the shipbuilding contracts.  The $12.7 million is not counted toward the $40.0 million end of month cash balance requirement that we are required to maintain under our loan agreement.  The $12.7 million of restricted cash will decrease as payments are made to the shipyard.

Our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest and to satisfy any other present or future debt obligations will depend on future operating performance, prevailing economic conditions, financial and other factors beyond our control, including those disclosed under Part II. Item 2. "Risk Factors" below and under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2009.

The dry bulk shipping industry is volatile and unpredictable.  We have experienced added volatility in freight rates directly correlating to the worldwide financial crisis.  The worldwide financial crisis has reduced the availability of liquidity and credit to borrowers, which further restricted shipping rates.  Corresponding with the decline in freight rates there has been a reduced demand for steel products, agricultural and other commodities.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.  This market turmoil and tightening of credit have led to a widespread reduction of business activity, which has adversely affected demand for our services.

To mitigate the impact of the economic decline, we have implemented the following;

•	eliminated bonuses,
•	froze salary at the 2008 levels,
•	instituted a cost cutting program,
•	prepaid debt installments that would have been due in 2009,
•	obtained waivers to collateral coverage and other financial covenants through January 1, 2010,
•	provided additional vessels as collateral on certain loans,
•	scaled back our accelerated steel renewal and reinforcement program during drydocking,
•	reduced capital expenditures and
•	suspended the purchase of second-hand bulk carriers.

Under our accelerated steel renewal and reinforcement program we renewed and replaced steel that we expected would be required over the next five to ten years. We believe that the acceleration of steel renewals and replacements during 2008 and prior will help reduce drydocking expenditures in 2009 and future years.

Resumption of the acquisition of vessels will be subject to improvement in global economic conditions, management’s expectations, and the availability of funding on favorable terms.  Our business is capital intensive, and our future success will still depend on our ability to maintain a high-quality fleet through the ongoing maintenance of our currently owned ships and, in the long term, the acquisition of additional ships.  We believe our current initiatives will not impact our long term goals.

The economic downturn and its effect on the market value of vessels gave an indication of possible collateral coverage (loan to value) ratio and financial covenant issues in 2009.  In the fourth quarter of 2008 we decided to prepay certain loans and we initiated discussions with our lenders to obtain waivers to the collateral and other financial covenants.

Our various debt agreements contain both financial and non-financial covenants, and include customary restrictions on our ability to incur indebtedness or grant liens, pay dividends under certain circumstances, enter into transactions with affiliates, merge, consolidate, or dispose of assets, and change the nature of our business. The financial covenants require that we maintain certain fixed charge and leverage ratios, as well as maintain tangible net worth within defined limits.  We are also required to maintain minimum cash and cash equivalent balances and collateral coverage.  In addition, certain credit agreements restrict the payment of dividends, and the amount of leverage, investment and capital expenditures we may undertake without consent of the lender.  Further, mandatory prepayment or delivery of additional security is required in the event that the fair market value of the vessels falls below limits specified in the loan agreement.

We concluded in March 2009, that based on third-party vessel valuations we did not meet our collateral coverage requirements.  We obtained waivers from all of our lenders to the collateral coverage ratio and financial covenants through January 1, 2010.  As a result of the loan modification two additional covenants were introduced that require us to have an earnings before interest, depreciation and amortization to interest expense ratio of not less than 1.10 to 1.00, 1.35 to 1.00 and 1.75 to 1.00 at the end of the second, third and fourth quarters of 2009, respectively, and a minimum end of month cash balance of not less than $40.0 million.  These additional covenants have been met for each quarter in 2009.  These additional covenants are applicable through the waiver period which ends January 1, 2010, and so long as these two additional covenants are met, the financial covenants described in the table below are waived.

The loan modifications resulted in the interest rate margins on the Bank of America, The Royal Bank of Scotland, and AIG Commercial Equipment Finance, Inc. credit facilities increased 1.75%.  The interest rate margins on the Credit Suisse, DVB Group Merchant Bank and the Commerzbank AG credit facilities increased 1.70%, 1.50% and 1.50%, respectively.  The interest rate margin on the Joh. Berenberg, Gossler & Co. KG Credit Facility increased 1.30%.  Additionally, we incurred financing costs of $4.0 million.  The repayment term of each of the loans made under The Royal Bank of Scotland Credit Facility were modified from 40 quarterly installments after the drawdown of the respective delivery advance to 20 quarterly installments.  The quarterly installments of $0.4 million due on each of the loans remained the same; however, the final payment due when the last quarterly payment is made increased from $8.3 million to $16.6 million.  In connection with the Bank of America loan modification, the BA Revolving Credit Facility was reduced from $125.0 million to $85.0 million, and the interest rate margin was increased to 4.0%.  We drew down $75 million as of September 30, 2009.  Consequently, we have $10 million available on the BA Revolving Credit Facility, which expires on March 26, 2012.  Additional borrowings will be governed by the future value of the vessels.  In connection with the March 2009 amendment and restatement of the Bank of America Credit Facility, approximately $0.4 million in deferred financing costs associated with the decrease in the BA Revolving Credit Facility were charged to income from operations as interest expense.

The table below presents the original loan covenants, before loan modifications, and our actual results.

Covenant	Required	Actual

Minimum Consolidated Tangible Net Worth	$235 million plus 75% of net income per quarter for all quarters after September 30, 2007 plus 100% of increases to shareholders equity, required equals $501.0 million	$530.4 million

Maximum Consolidated Leverage Ratio	Not more than 3.00 to 1.00	3.04

Minimum Consolidated Fixed Charge Coverage Ratio	Not less than 1.50 to 1.00	0.9

Minimum Cash Liquidity	$15 million [Qualified cash as defined in the agreement plus unused portion under the revolving credit facility].	$46.4 million

  At September 30, 2009, although we were in compliance with all modified additional covenants and the debt is not currently callable by the lenders, we would have been in violation of the previously effective minimum consolidated fixed charge coverage ratio and the maximum consolidate leverage ratio as shown above.  Based on current internal projections, the Company anticipates that it will not meet certain of the reinstated covenant requirements during the next twelve months.  Generally accepted accounting principles require that long-term loans be classified as a current liability when either a covenant violation that gives the lender the right to call the debt has occurred at the balance sheet date, or such a covenant violation would have occurred absent a waiver of those covenants, and in either case it is probable that the covenant violation will not be cured within the next twelve months.  Accordingly, long-term loans are classified as a current liability in the consolidated balance sheet at September 30, 2009.  We are in the process of both seeking financing to repay most of our credit facilities and discussing permanent and / or temporary modifications of the financial covenants on any credit facilities not being repaid.   In conjunction with the refinancing or modifications of any of our credit facilities, amounts that may be borrowed under such credit facilities may be reduced.  If and when we are able to obtain such financing and / or modifications, we expect to reclassify our long-term portion of outstanding debt as such on the consolidated balance sheet.

Assuming we are able to obtain such financing and / or modifications, we believe we have sufficient liquidity to meet our needs over the next twelve months.  We cannot assure you that we will be able to obtain such financing and / or obtain modifications to the financial covenants.   Failure to do so would result in a default, which would enable the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern at that time.

We are exposed to financial market risk resulting from the possible loss of deposits held by financial institutions.  Accordingly, we monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is on safety of principal.  We try to minimize our credit risk exposure by diversifying our cash and cash equivalents among financial institutions.  In order to hedge our interest rate risk, we entered into interest rate swap contracts that hedged approximately 58.9% of our outstanding debt at September 30, 2009.  We had interest rate swap contracts to pay an average fixed rate of 3.78% before loan margin on the notional amount of $201.1 million.

Below is a summary of investing and financing activities for the nine months ended September 30, 2009 and 2008:

Financing Activities for Nine Months Ended September 30, 2009

•	We made scheduled debt repayments totaling $7.5 million;
•
We prepaid principal payments in the amount of  $53.5 million, consisting of $3.0 million to Credit Suisse, $19.6 million to DVB, $19.0 million to Bank of America, $7.9 million to AIG, $2.0 million to Commerzbank, $0.4 million to The Royal Bank of Scotland and $1.6 million to Berenberg Bank;

•
We borrowed an additional $19.2 million under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks.  At September 30, 2009 we had $55.8 million remaining available under the credit facility, and we had total borrowings under the facility of $93.8 million;

•	We paid $3.4 million of deferred financing and leasing costs associated with obtaining loan covenant waivers.

Investing Activities for Nine Months Ended September 30, 2009

Using capital from operations and borrowings, we made the following acquisitions and capital improvements:

	Nine Months Ended September 30,
	2009	2008
	(in millions)

Vessels	$39.6	$293.1
Vessels improvements and other equipment	19.1	33.2
Additions construction in progress	28.5	40.0
Amount reclassed from construction in progress to vessels	(39.6)	0.0
Other fixed asset additions	1.8	4.8
	49.4	371.1
Less: Vessel deposits paid in prior year		(14.8)
Total Vessel acquisitions / capital improvement	$49.4	$356.3

•
In connection with our construction program to build six newly designed multipurpose vessels with retractable tweendecks, we made payments to the ship building yard and incurred capitalized costs totaling $28.5 million.  These ships were designed by a TBS team drawn from all phases of our operation specifically to optimize our efficient cargo transportation in our trade lanes, support the requirements of our loyal customer base and enhance the growth of our business.  One vessel, the Rockaway Belle was delivered in the third quarter of 2009, three vessels are scheduled to be delivered in 2010, and the remaining two vessels are scheduled to be delivered in 2011.  The project is being funded from our $150.0 million credit facility with The Royal Bank of Scotland and operating cash flow.

•
In connection with the March amendment to The Royal Bank of Scotland Credit Facility, we were required to deposit $20.0 million with The Royal Bank of Scotland after the signing of the loan modification to be used to pay our portion of the 2009 installment payments that are not funded by The Royal Bank of Scotland new building credit facility.  The restricted cash balance decreases as payments are made to the shipyard in 2009.  For the nine months ended September 30, 2009 payments of approximately $7.3 million were made to the shipyard from the $20.0 million of restricted cash.

•
We spent $19.1 million for vessel improvements and vessel equipment.  Vessel improvements and other equipment include steel renewal and replacement, major overhauls, new equipment, and takeover costs, including the cost of first drydocking after acquisition.

Financing Activities for Nine Months Ended September 30, 2008

During 2008, we increased our working capital by the following activities:

•	We made debt repayments totaling $ 162.6 million consisting of $37.4 million in scheduled debt principal payments and $125.2 million to payoff former Bank of America and RBS credit facilities.
•	In June, we received $95.7 million in net proceeds from the issuance of Class A common shares in a secondary public offering;
•	We borrowed $12.5 million from Commerzbank AG in June. The proceeds of this loan together with working capital were used to purchase the vessel, Caribe Maiden;
•	Also in June, we borrowed $13.0 million from Berenberg Bank. The proceeds of this loan together with working capital were used to purchase the vessel, Ottawa Princess;
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

•
We borrowed an additional $20.0 million under our $150.0 million credit facility with The Royal Bank of Scotland to fund the construction payments due on the building of six new multipurpose vessels with retractable tweendecks;

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

•	We made a deposit of $4.1 million for the CEC Cardigan (renamed the Zia Belle) which was delivered in the fourth quarter of 2008.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC), The Codification and the Hierarchy of Generally Accepted Accounting Principles Topic ASC 105-10.  The Company implemented the guidance in the third quarter of 2009 which stipulates the Codification as the authoritative version of the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP).  The statement is effective for interim and annual periods ending after September 15, 2009.  The Company updated its references to GAAP in its consolidated financial statements issued for the period ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Adopted

In May 2009, the FASB issued guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance, which is outlined in ASC Topic 855 – Subsequent Events, establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes did not have an impact on our consolidated financial statements because the Company already followed a similar approach prior to the adoption of this guidance.

In April 2009, the FASB issued updated guidance on interim disclosures about the fair value of financial instruments effective for interim periods ending after June 15, 2009.  The guidance, which is outlined in ASC Topic 825 – Financial Instruments, did not have an impact on our consolidated financial statements.

    On January 1, 2009, the Company adopted changes issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities and should be included in the computation of earnings per share using the two-class method.  The guidance, which is outlined in ASC Topic 260  – Earnings per Share, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should use the two-class method of computing earnings per share, which is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested stock, consisting of time-vested restricted shares, are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.  The adoption of the provisions did not have a material impact on the Company’s previously issued consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB on accounting and reporting standards for entities with an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The guidance, which is outlined in ASC Topic 810 – Consolidation is effective for fiscal years and interim periods beginning after December 15, 2008.  The changes improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements.  The guidance requires:  ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented within equity but separate from the parent's equity in the consolidated statement of financial position; consolidated net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be consistently accounted for as equity transactions; any retained noncontrolling equity investment in a  deconsolidated subsidiary be initially measured at fair value and that any gain or loss on the deconsolidation of a subsidiary be measured using fair value of the noncontrolling equity investment rather than the carrying amount of that retained investment; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.  Adoption of these changes had no impact on our consolidated financial statements as all consolidated subsidiaries are wholly owned.

On January 1, 2009, the Company adopted changes issued by the FASB on accounting for business combinations.  The guidance, which is outlined in ASC Topic 805 – Business Combinations, applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The changes, while retaining the fundamental requirements of accounting for business combinations, require that the purchase method be used for all business combinations.  The guidance establishes principles and requirements for how an acquiring entity measures and recognizes in its financial statements: the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase.  It further sets forth disclosure criteria to enable a better understanding of the nature and effects of a business combination.  Adoption of this guidance did not have an impact on our consolidated financial statements.

As of January 1, 2009, the Company adopted changes issued by the FASB on fair value accounting and reporting relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements.  The Company has previously adopted as of January 1, 2008, changes issued by the FASB on fair value accounting and reporting of financial assets and liabilities.  The guidance, which is outlined in ASC Topic 820 –  Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements about fair value measurement.  The guidance applies to other accounting standards that require or permit fair value measurements and indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  Fair value is defined in the guidance as based upon an exit price model.  Adoption of these changes did not have an impact on our consolidated financial statements.

Starting with the consolidated financial statements for the first quarter of 2008, the Company adopted changes issued by the FASB on disclosures about derivative instruments and hedging activities.  The changes enhance disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance, which is outlined in ASC Topic 815 – Derivatives and Hedging, was effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  Adoption of these changes had no impact on our consolidated financial statements other than additional disclosures made in our notes to the consolidated financial statements.

Issued

    In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company is currently evaluating the potential impact to the consolidated financial statements of these changes, which become effective for the Company on October 1, 2009.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective January 1, 2010, and the Company is currently evaluating the potential impact of these changes on our consolidated financial statements.

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

At September 30, 2009, we had $341.2 million of floating debt outstanding.  In order to hedge the interest rate risk we entered into interest rate swap contracts that hedged approximately 58.9% of our outstanding debt at September 30, 2009. At September 30, 2009, we had interest rate swap contracts to pay an average fixed rate of 3.78% before loan margin on the notional amount of $201.1 million.  The fair value of interest rate swap agreements at September 30, 2009 was a liability of $12.4 million.  Interest loan margins over LIBOR at September 30, 2009, after changes made under the loan modifications, were 4.00% on $76.0 million, $75.0 million, and $35.9 million of debt; 3.50%, on $93.8 million, and $19.2 million of debt; 3.00% on $8.1 million and $4.5 million of debt; and 2.75% on $28.7 million of debt.

As an indication of the extent of our sensitivity to interest rate changes, an increase in the LIBOR rate of 100 basis points would have increased our net loss and decreased cash flows for the three and nine months ending September 30, 2009 by approximately $0.4 and $1.1 million based upon our net debt level at September 30, 2009, which was $140.1 million after deducting $201.1 million of debt hedged with interest rate swaps.

Foreign Exchange Rate Risk:

We consider the U.S. dollar to be the functional currency for all of our entities.  Our financial results are affected by changes in foreign exchange rates.  Changes in foreign exchange rates could adversely affect our earnings.  For the nine months ended September 30, 2009 gains and losses resulting from foreign currency transactions are not significant.  We generate all of our revenues in U.S. dollars, but incur approximately 7.5 % of our operating expenses in currencies other than U.S. dollars.  For accounting purposes, expenses incurred in currencies other than U.S. dollars are converted into U.S. dollars at the exchange rate prevailing on the date of each transaction.  At September 30, 2009, approximately 9.7% of our outstanding accounts payable were denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this quarterly report.

 PART II

Item 1. Legal Proceedings

    The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business.  While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.  During the three months ended September 30, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

The risk factors included in our Form 10-K are hereby incorporated in Part II, Item 1A of this Form 10-Q.  The risk factors and other information included in our Form 10-K as well as the information in Management's Discussion and Analysis's of Financial Condition and Results of Operations and throughout this Form 10-Q (including the additional risks discussed below) should be carefully considered prior to making an investment decision with respect to the Company’s stock.

The Company's board of directors has unanimously approved, and is submitting to our shareholders, a proposal (the "Transaction") that would result in its shareholders holding shares in TBS International plc, an Irish company ("TBS Ireland"), rather than TBS International Limited, a Bermuda company.  If conditions are satisfied, including approval by the Company's shareholders and the Supreme Court of Bermuda, TBS Ireland will replace TBS International Ltd. as the ultimate parent company for the Company's operations.

Risks Relating to the Company's Change in its Jurisdiction of Incorporation from Bermuda to Ireland

Legislative or regulatory action could materially and adversely affect us after the Transaction.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority following the Transaction.  For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could override tax treaties upon which we expect to rely, or could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, each of which could materially and adversely affect our effective tax rate and require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.  We cannot predict the outcome of any specific legislative proposals.  However, if proposals were enacted limiting our ability as an Irish company to take advantage of the tax treaties between Ireland and the United States, we could be subjected to increased taxation and/or potentially significant expense.  In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions (including the United States) could subject us to increased taxation and/or potentially significant expense.  Also, various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While the Company was not a U.S. company that reincorporated outside the United States, the Transaction may not eliminate the risk that these contract bans and other legislative proposals could be enacted in a way to affect the Company.

As an Irish company following the Transaction, we will be required to comply with numerous Irish and EU legal requirements. Compliance with EU and Irish laws and regulations may have a material and adverse effect on the Company’s financial condition and results of operations.

We may be subject to criticism and negative publicity related to the Transaction.

    There continues to be negative publicity regarding expatriation transactions.  While we were never a U.S. company, some former U.S. companies that have undertaken expatriation transactions to offshore jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over U.S. companies.  We could become subject to criticism in connection with the Transaction.

Our effective tax rate may increase.

While the Transaction is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described above), and our effective tax rate may increase, regardless of whether we complete the Transaction, and any such increase may be material.  Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

We may choose to abandon or delay the Transaction.

We may abandon or delay the Transaction by action of our board of directors at any time prior to the Scheme of Arrangement becoming effective, even after the meetings and the sanction of the Supreme Court of Bermuda.  While we currently expect to complete the Transaction in 2010, our board of directors may delay the Transaction for a significant time or may abandon the Transaction after the meetings because, among other reasons, of an increase in our estimated cost of the Transaction or a determination by the board of directors that completing the Transaction is no longer in our best interest or the best interests of our shareholders or may not result in the benefits we expect.  Additionally, we may not be able to obtain the requisite shareholder or court approvals.

If the shareholders of the Company do not approve the distributable reserves proposal, TBS Ireland may not have sufficient distributable reserves to pay dividends or buy back shares following the Transaction.  In addition, there is no guarantee that Irish High Court approval of the creation of distributable reserves will be forthcoming.

    Under Irish law, dividends must be paid (and share buy-backs must generally be funded) out of “distributable reserves,” which TBS Ireland will not have immediately following the Transaction.  Shareholders of the Company are being asked to approve the establishment of distributable reserves.  These reserves are needed so that TBS Ireland is in a position to pay dividends and buy back shares.  The approval of this proposal is not a condition to the Transaction.  The establishment of these reserves also requires the approval of the Irish High Court.  Although we are not aware of any reason why the Irish High Court would not grant its approval, there is no guarantee if or when it will be obtained.  If shareholders of the Company approve the Scheme of Arrangement but do not approve this proposal or the Irish High Court does not approve the reduction of share premium of TBS Ireland, the Company may be limited in its ability to pay dividends or buy back shares until we generate post-Transaction earnings.

As a result of different shareholder voting requirements in Ireland relative to Bermuda, we will have less flexibility to issue and buy back shares and enter into certain corporate transactions.

Under Bermuda law, our directors may issue, without shareholder approval, any authorized common shares that are not already issued.  Bermuda law does not impose the restrictions imposed under Irish law on the ability of subsidiaries to make market purchases of their parent’s common shares.

Under Irish law the board of directors may only issue shares with prior shareholder authorization.  This authorization may be provided in advance of any specific transaction.  Irish law also grants existing shareholders pre-emptive rights to participate in new issuances of shares for cash, subject to certain exceptions.  However, shareholders may waive these rights in advance.  Each of these authorizations must be renewed by the shareholders at least every five years.  If shareholders do not renew these authorizations, our ability to issue equity could be limited.  Under Irish law, subsidiaries of TBS Ireland may only purchase TBS Ireland Class A or Class B ordinary shares subject to conditions, including the general authorization of the ordinary shareholders of TBS Ireland permitting subsidiaries to make such market purchases.

While we do not believe that the differences between Bermuda law and Irish law relating to our capital management will have a material adverse effect on us, situations may arise where we no longer have the same flexibility we currently have in Bermuda, which might reduce or eliminate certain benefits to our shareholders, including the issuance of shares.

In addition, we will become subject to the Irish Takeover Rules, under which the board of directors of TBS Ireland will not be permitted to take any action which might frustrate an offer for the TBS Ireland shares once the board of directors has received an approach which may lead to an offer or has reason to believe an offer is imminent.  Further, it could be more difficult for the Company to obtain shareholder approval for a merger or negotiated transaction after the Transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law than under Bermuda law.

After the Transaction, a future transfer of your TBS Ireland Ordinary Shares may be subject to Irish stamp duty.

Transfers by shareholders who hold their TBS Ireland shares beneficially through banks, brokers, trustees, custodians or other nominees, which in turn hold those shares through DTC, will generally not be subject to Irish stamp duty where such transfers are to holders who also hold through DTC.  If you hold your TBS Ireland Ordinary Shares directly rather than beneficially, any purchase of your shares will be subject to Irish stamp duty.  Irish stamp duty is currently levied at the rate of 1% of the price paid or the market value of the TBS Ireland Ordinary Shares acquired, if higher. Any transfer of TBS Ireland Ordinary Shares which is subject to Irish stamp duty will not be registered in the name of the buyer unless an instrument of transfer is executed by or on behalf of the seller, is duly stamped and is provided to our transfer agent.  The potential for stamp duty could adversely affect the price of TBS Ireland Ordinary Shares.

The market for the TBS Ireland shares may differ from the market for the Company’s shares.

    We intend to list the TBS Ireland Class A ordinary shares on the Nasdaq Global Select Market under the symbol “TBSI”, the same trading symbol as the Company Class A common shares.  The market price, trading volume or volatility of the TBS Ireland Class A ordinary shares could be different than those of the Company’s Class A common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

    On October 20, 2009 the Company filed a Proxy Statement Pursuant to Section 14(A) of the Securities Exchange Act of 1934, which submitting to the shareholders a proposal that would result in a change in the place of incorporation of the Company from Bermuda to Ireland.

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

TBS INTERNATIONAL LIMITED & SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2009.

TBS INTERNATIONAL LIMITED
(Registrant)

By:	/s/ Joseph E. Royce
Joseph E. Royce President and Chief Executive Officer

By:	/s/ Ferdinand V. Lepere
Ferdinand V. Lepere Executive Vice President, Chief Financial Officer

By:	/s/ Frank Pittella
Frank Pittella Chief Accounting Officer